Form 10QSB
period 1996-03-31
MANHATTAN BAGEL CO INC
filed 1996-05-16
CIK 914565

THIS DOCUMENT IS A COPY OF THE 10-QSB FILED ON MAY 15, 1996
                 PURSUANT TO RULE 201 TEMPORARY HARDSHIP EXEMPTION.


                   U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



(MARK ONE)

[X]   QUARTERLY   REPORT   PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ]   TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934.


FOR THE TRANSITION PERIOD FROM __________ TO __________


      COMMISSION FILE NUMBER 0-24388


                          MANHATTAN BAGEL COMPANY, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



            NEW JERSEY                                      22-2981539
            (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
            INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)



             246 INDUSTRIAL WAY WEST, EATONTOWN, NEW JERSEY 07724
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (908) 544-0155
                           (ISSUER'S TELEPHONE NUMBER)

CHECK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934 DURING THE LAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO___

NUMBER OF SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING AT MARCH 31, 1996: 7,098,531.

                MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I                  Financial information
                        ---------------------

      Item 1.     Financial Statements

                  Condensed combined balance sheet -                    1
                  March 31, 1996

                  Condensed combined statements of income -             3
                  Three months ended March 31, 1996 and 1995

                  Condensed combined statements of cash flows -         4
                  Three months ended March 31, 1996 and 1995

                  Notes to condensed combined financial statements      5

      Item 2.     Management's Discussion and Analysis of               6
                  Results of Operations and Financial Condition


Part II           Other Information
                  -----------------

      Item 6. Exhibits and Reports on Form 8-K                         10

                  Signatures                                           11

 Part 1 - Financial Information
         Item 1 Financial Statements

                          MANHATTAN BAGEL COMPANY, INC.
                                AND SUBSIDIARIES
                        CONDENSED COMBINED BALANCE SHEET


                                                            March 31,1996
                                                            -------------
                                                              (Unaudited)
         ASSETS

Current Assets
    Cash and cash equivalents                                 $1,204,278
    Marketable securities                                     25,715,290
    Accounts receivable, net of allowance for
         doubtful accounts of $14,564                          6,209,907
    Inventories                                                  962,376
    Current maturities of notes receivable                        71,860
    Due from officer/stockholder                                   -
    Prepaid expenses and other current assets                    628,802
                                                          ---------------

         Total current assets                                 34,792,513

Property and equipment, net of accumulated
    depreciation of $1,439,914                                10,908,570

Other assets
    Notes receivable, net of current maturities                  267,072
    Notes receivable-related parties                             159,827
    Goodwill, net of accumulated amortization  of $51,304      3,531,567
    Security deposits                                            633,864
    Other assets                                               1,799,292
                                                          ---------------

         Total Assets                                        $52,092,705
                                                          ===============

                          MANHATTAN BAGEL COMPANY, INC.
                                AND SUBSIDIARIES
                        CONDENSED COMBINED BALANCE SHEET


                                                                 March 31,1996
                                                                 -------------
                                                                  (Unaudited)
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt                           $1,587,149
    Current maturities of capital lease obligations                   151,238
    Accounts payable and accrued expenses                           3,633,772
    Unearned franchise fee income                                     290,000
    Franchise deposits                                                185,833
    Loans payable officer/stockholder                                   -
    Income taxes payable                                              259,661
    Deferred income taxes                                               7,700
    Other current liabilities                                          52,649
                                                               ---------------

         Total current liabilities                                  6,168,002
                                                               ---------------

    Other liabilities
    Long-term debt, net of current maturities                       3,979,885
    Capital lease obligations, net of current maturities              526,814
    Security deposits                                                 361,167
    Deferred income taxes and other liabilities                       241,000
                                                               ---------------

                                                                    5,108,866
                                                               ---------------
Stockholders' equity
    Preferred stock, 2,000,000 shares authorized,
         no shares issued or outstanding                                -
    Common stock, no par value, 10,000,000 shares
         authorized, 7,098,531 issued
         and outstanding                                           37,141,872
    Retained earnings                                               3,673,965
                                                               ---------------

         Total stockholders' equity                                40,815,837
                                                               ---------------

         Total liabilities and stockholders' equity               $52,092,705
                                                               ===============


          See accompanying notes to condensed combined financial statements

           MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
             CONDENSED COMBINED STATEMENTS OF INCOME


                                                  For the Three Months Ended
                                                            March 31,
                                                ------------------------------
                                                    1996               1995
                                                 (Unaudited)       (Unaudited)

Revenues

    Product sales                                $5,923,594        $2,300,904
    Franchise & license related revenue           2,201,192           865,895
    Other income                                     70,118             -
                                                ------------ -----------------

             Total revenue                        8,194,904         3,166,799
                                                ------------ -----------------


Operating expenses
    Cost of goods sold                            3,002,695         1,398,755
    Selling, general & administrative expenses    4,100,582         1,476,030
    Interest expense (income), net                 (220,705)            3,481
                                                ------------ -----------------

             Total operating expenses             6,882,572         2,878,266
                                                ------------ -----------------

Earnings before provision for income taxes        1,312,332           288,533

Provision for income taxes                          442,717           115,758
                                                ------------ -----------------

Net income                                         $869,615          $172,775
                                                ============ =================

Net income per share                                  $0.12          $   0.03
                                                ============ =================

Weighted average number of common &
    common equivalent shares outstanding          7,430,916         5,219,475
                                                ============ =================

         See accompanying notes to condensed combined financial statements

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS


                                               For the Three Months Ended
                                                        March 31,
                                             ------------------------------
                                                   1996            1995
                                                (Unaudited)     (Unaudited)


Net cash used by operating activities              ($336,894)    ($669,719)
                                             ----------------  ------------


Cash flows from investing activities
    Purchase of marketable securities             (3,090,290)         -
    Acquisition and construction of property      (1,679,129)   (1,164,521)
    Investment  in subsidiary                      1,187,188          -
    Purchase of goodwill                          (3,084,739)         -
    Other net cash provided by
       investing activities                       (1,101,118)      319,971
                                             ----------------  ------------

Net cash used by investing activities             (7,768,088)     (844,550)
                                             ----------------  ------------


Cash flows from financing activities
    Proceeds from issuance of common stock           956,175          -
    Other financing activities                       360,927         6,495
                                             ----------------  ------------
Net cash provided by financing activities          1,317,102         6,495
                                             ----------------  ------------

Net decrease in cash and cash equivalents         (6,787,880)   (1,507,774)

Cash and cash equivalents - beginning              7,992,158     2,016,852
                                             ----------------  ------------

Cash and cash equivalents - ending                $1,204,278      $509,078
                                             ================  ============

       See accompanying notes to condensed combined financial statements

                         MANHATTAN BAGEL COMPANY, INC.
                              AND SUBSIDIARIES

               NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

      The financial information in this report should be read in conjunction with the Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

      In the opinion of management, the accompanying financial statements include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - INVENTORIES

                                 March 31, 1996
                                 --------------


Raw materials                       $ 261,160
Finished Goods                        701,216
                                      -------


                                    $ 962,376
                                    =========


NOTE 3 - ACQUISITIONS
         ------------

      On January 9, 1996, the Company completed the acquisition of Bay Area Bagels, Inc., a private company which owned eight bagel bakery stores in the San Francisco Area. The purchase price was 65,500 shares of Common stock of the Company and $85,000. The transaction was treated as a purchase for accounting purposes.

      On January 17, 1996, the Company completed the acquisition of three stores in the Los Angeles market, which were licensed locations of I&J Bagels, Inc. Such stores will be operated as company owned locations. The purchase price was $1,500,000 and will be treated as a purchase for accounting purchases.

ITEM 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

      On June 29, 1995, the Company acquired I&J Bagels Inc. ("I&J"). I&J was a private company which owned and licensed a total of 17 bagel bakery stores in the Los Angeles area operating under the name of I & Joy Bagels. The Company completed the acquisition through the merging of a newly created, wholly-owned subsidiary of the Company with DAB Industries Inc., ("DAB") whose sole asset is all of the stock of I&J, in exchange for 1.5 million shares of Common Stock of the Company. Accordingly, the consolidated financial statements for periods prior to June 29, 1995 have been restated to include the accounts and results of operations of I&J for all the periods presented.

      On January 9, 1996, the Company completed the acquisition of Bay Area Bagels, Inc., a private company which owned eight bagel bakery stores in the San Francisco Area. The purchase price was 65,500 shares of Common stock of the Company and $85,000. The transaction was treated as a purchase for accounting purposes.

      On January 17, 1996, the Company completed the acquisition of three stores in the Los Angeles market, which were licensed locations of I&J Bagels, Inc. Such stores will be operated as company owned locations. The purchase price was $1,500,000 and will be treated as a purchase for accounting purchases.


RESULTS OF OPERATIONS

      The total number of operating Manhattan Bagel Company stores has increased from four at December 31, 1990 to 177 at March 31, 1996.

      The following total number of stores were open and operating on the following dates:

        December 31, 1990 ................................   4
        December 31, 1991 ................................  11
        December 31, 1992 ................................  27
        December 31, 1993 ................................  41
        December 31, 1994 ................................  73
        December 31, 1995 ................................ 152
        March 31, 1996 ................................... 177

      In addition, at March 31, 1996, the Company had an additional 132 stores in various stages of development.

      The rapid expansion significantly affects the comparability of results of operations in several ways. Total royalty income and frozen raw bagel dough sales rise significantly as new franchised and licensed stores open. New store revenues are not usually as high in the first periods following opening as they are in later periods as evidenced by the same store sales increases discussed below. Total expenses have also risen significantly as the Company expanded its corporate infrastructure. The number of employees as of March 31, 1996 was 423, while the number of employees as of March 31, 1995 was 193.

      The Company has also granted several master franchises. Under the terms of the master franchise agreement, a master franchisee is required to pay the Company an initial fee based on the population of the territory covered by such master franchise. The granting of new master franchises and the payment of the initial fees also affects the comparability of results to prior periods.

      The Company also grants area development rights. Under the terms of the area development agreements, the area developer is required to pay the Company an initial fee based on the number of stores to be developed within a specified time period. The granting of new area development rights and the payment of initial fees also affects the comparability of results to prior periods.

      The Company's revenues are primarily derived from (i) the sale of frozen raw bagel dough and cream cheese spreads to franchisees and licensees, (ii) retail and wholesale sale of products by the Company-owned stores, and (iii) royalties, franchise and license fees, including master franchise fees, and area development fees. The percentage of revenues derived from product sales to total sales for the first three months of 1996 was 72.3% compared to 72.7% in 1995.

      For the comparative three month periods ending March 31, 1996 and March 31, 1995, same store retail sales as reported by the Company's bagel franchisees (which are unaudited), increased from $5.3 million to $5.5 million, an increase of $.2 million or 2.9%, and total sales rose from $6.3 million to $14.6 million, an increase of $8.3 million or 130.5%. The amounts so reported are exclusive of three original stores that are on a fixed royalty basis and are not required to report sales to the Company. The amounts so reported also exclude the I & Joy stores which were previously operated by I&J and acquired on June 29, 1995.

THREE  MONTHS  ENDED MARCH 31, 1996  COMPARED TO THREE  MONTHS ENDED MARCH 31,
1995

      Revenues. Total revenues of the Company for the three months ended March 31, 1996 were $8,194,904 as compared to total revenues of $3,166,799 for the three months ended March 31, 1995, a $5,028,105 or 158.8% increase over the three months of the prior year. The increase is primarily attributable to the increased product sales resulting from the increase in the number of franchised stores opened as well as an increase in retail and wholesale sales by the company stores. For the three months ended March 31, 1996, franchise and area development fees were $625,000 and $140,000 respectively. For the three months ended March 31, 1995 master franchise fees were $102,000. Ongoing royalties and continuing license fees increased from $274,344 in the quarter to $734,881, a $460,537 or 167.9% increase.

      Costs of Goods Sold. Cost of goods sold for the three months ended March 31, 1996 increased 114.7% to $3,002,695 as compared to $1,398,755 for the three months ended March 31, 1995. This increase is directly attributable to the increase in product sales. Costs of goods sold decreased to 50.7% of product sales for the three months ended March 31, 1996 compared to 60.8% of product sales for the three months ended March 31, 1995. This decrease is due to a combination of increased purchasing and manufacturing efficiencies from the automation of the original Eatontown facility and the addition of company owned stores which have a positive impact on gross profit margins.

      Selling, General and Administrative. Selling, general and administrative expenses increased 177.8% to $4,100,582 for the three months ended March 31, 1996, compared with $1,476,030 for the three months ended March 31, 1995. As a percentage of total revenues, selling, general, and administrative expenses increased to 50.0% for the three months ended March 31, 1996 from 46.6% for the three months ended March 31, 1995. The increase in both absolute dollars and percentage of revenues is attributable to the growth of the company, addition of senior and middle level personnel to manage the growth and the addition of company owned stores which have a negative impact on S.G.&A. margins.

      Earnings before provision for income taxes. Earnings before provision for income taxes for the three months ended March 31, 1996 increased 354.8% to $1,312,332, compared with $288,533 for the three months ended March 31, 1995. This increase was directly attributable to an increase in the Company's product sales to the franchisees, retail sales and on-going royalty revenue.

      Income Tax. Income Taxes provided for the three months ended March 31, 1996 increased 282.5% to $442,717 compared to $115,758 for the three months ended March 31, 1995. The effective tax rate for the three months ended March 31, 1996 was 33.6% compared to 40.1% for the three months ended March 31, 1995. This decline in the tax rate is due to the majority of marketable securities are invested in tax free securities.

      Net Income. The Company generated net income of $869,615 ($.12 per share) for the three months ended March 31, 1996, as compared to net income of $172,775 ($.03 per share) an increase of 403.3% over the three months ended March 31, 1995 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      On November 20, 1995, completed a public offering of 1,500,000 shares of Common Stock at a public offering price of $19.625 per share. The proceeds of such offering, net of discounts and offering expenses were $27,084,440. The Company also received additional proceeds of $2,176,509 on December 14, 1995 from the sale of 118,000 shares of Common Stock to the public pursuant to the underwriters' over-allotment option. The proceeds of the offering are being used to finance the expansion of the Company's business through remodeling stores, constructing and equipping manufacturing facilities and acquiring existing bagel businesses as well as providing financing for future franchisees, and for general corporate and working capital purposes.

      On April 9, 1996 the Company received net proceeds of $1,911,150 from the sale of 90,000 shares of common stock pursuant to the exercise of an over-allotment option in connection with an underwritten public offering of shares owned by a shareholder of the Company. These proceeds will be utilized for general corporate and working capital purposes.

      In order to accommodate the growth in the Company's operations and to increase efficiency, the Company decided to move its headquarters and construct an additional manufacturing facility. The Company executed a lease in January 1995 and moved its headquarters into the new space on April 1, 1995. The new premises include approximately 13,100 square feet of office and administrative space (as compared to 2,500 square feet in the old space), including Bagel University, a fully operational Manhattan Bagel Company training store; and approximately 24,200 square feet for the new manufacturing facility, which became operational on April 1, 1996.

      In October 1995, the Company received $3,500,000 constituting the proceeds of Economic Development Bonds issued by the New Jersey Economic Development Authority. The bonds are supported by a $3,575,000 direct pay letter of credit issued by First Fidelity Bank, N.A. The proceeds of the bonds are being used to finance the completion of the new Eatontown facility, the purchase of equipment and machinery for the factory, and to refinance the equipment and machinery recently purchased for use at the existing factory.

      The Company's cash flow used by operating activities during the first three months of 1996 was $336,894 compared to a cash used of $669,719 during the first three months of 1995. During the three months ended March 31, 1996, cash flow from net income and depreciation was offset by increases in accounts receivable.

      The Company had working capital of $28,624,511 at March 31, 1996, which represents a decrease of $2,211,012 from December 31, 1995. This decrease in working capital is a result of the Company using its working capital to fund expansion. The Company believes there are no long-term trends or events that would have a material negative impact on working capital. Moreover, except for equipment purchases for the new bagel manufacturing facilities financed by the Economic Development Bonds, the Company has no material commitments for capital expenditures. The Company also has two short-term credit facilities aggregating $2,300,000 for use in funding construction of Manhattan Bagel stores.


      Management believes that the Company's working capital, credit facilities and anticipated funds generated internally from operations will be sufficient to finance the Company's anticipated growth through acquisitions and expansion and to meet the Company's liquidity requirements for the foreseeable future.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        ---------------------------------

(b) The following reports on Forms 8-K were filed for the quarter for which this report is filed.

      Form 8-K reporting the acquisition of Bay Area Bagels on January 9, 1996 was filed on January 23, 1996 and a Form 8-KA was filed March 21, 1996.

      Form 8-K reporting the acquisition of the "Refold" stores on January 17, 1996 was filed on January 31, 1996 and a Form 8-KA was filed March 21, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MANHATTAN BAGEL COMPANY, INC.
                                          (Small Business Issuer)



Dated: May 14, 1996                       By: /s/ Jack Grumet
                                              -----------------------
                                          Jack Grumet,
                                          Chairman of the Board and
                                          Chief Executive Officer



Dated: May 14, 1996                       By: /s/ Leonard Johnson
                                              -----------------------
                                          Leonard Johnson
                                          Chief Financial Officer