Form 10QSB
period 1996-06-30
MANHATTAN BAGEL CO INC
filed 1996-08-19
CIK 914565

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



(Mark One)

[X]   QUARTERLY   REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

Number of shares of Common Stock, no par value,  outstanding at June 30, 1996:
7,448,465.

                MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

Part I                  Financial information

      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheet -                   1
                  June 30, 1996

                  Condensed Consolidated Statements of Income -            3
                  Three and six months ended June 30, 1996 and 1995

                  Condensed  Consolidated Statements of Cash Flows -       4
                  Six months ended June 30, 1996 and 1995

                  Notes to Consolidated Combined Financial Statements      5

      Item 2.     Management's Discussion and Analysis of                  8
                  Results of Operations and Financial Condition


Part II           Other Information
                  -----------------

      Item 4.  Submission of Matters to a Vote of Security-Holders         15

      Item 6.  Exhibits and Reports on Form 8-K                            15

                  Signatures                                               16

Part 1 - Financial Information
       Item 1 Financial Statements

            MANHATTAN BAGEL COMPANY, INC.
                          AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET


                                                      June 30,1996
                                                      ------------
                                                      (Unaudited)
       ASSETS

Current Assets
    Cash and cash equivalents                              $73,499
    Marketable securities                               17,114,691
    Accounts receivable, net of allowance for
       doubtful accounts of $14,564                      8,231,800
    Inventories                                          1,250,808
    Current maturities of notes receivable                  85,404
    Income taxes receivable                                917,314
    Prepaid expenses and other current assets              766,880
                                                      -------------

       Total current assets                             28,440,396
                                                      -------------

Property and equipment, net of accumulated
    depreciation of $2,659,882                          11,674,726
                                                      -------------

Other assets
    Notes receivable, net of current maturities          6,313,875
    Notes receivable-related parties                       114,509
    Goodwill, net of accumulated amortization  of
     $116,787                                            6,331,446
    Security deposits                                      698,915
    Other assets                                         2,560,482
                                                      -------------

       Total Assets                                    $56,134,349
                                                      =============

     See accompanying notes to condensed consolidated financial statements

                     MANHATTAN BAGEL COMPANY, INC.

                           AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEET


                                                      June 30,1996
                                                      ------------
                                                      (Unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt                $1,725,870
    Current maturities of capital lease obligations        140,613
    Accounts payable and accrued expenses                5,079,160
    Unearned franchise fee income                          199,409
    Franchise deposits                                     346,667
    Deferred income taxes                                    6,700
    Other current liabilities                               51,492
                                                      -------------

       Total current liabilities                         7,549,911
                                                      -------------

    Other liabilities
    Long-term debt, net of current maturities            4,164,213
    Capital lease obligations, net of current maturities   491,151
    Security deposits                                      362,341
    Deferred income taxes and other liabilities            241,000
                                                      -------------

                                                         5,258,705
                                                      -------------
Stockholders' equity
    Preferred stock, 2,000,000 shares authorized,
       no shares issued or outstanding                          -
    Common stock, no par value, 25,000,000 shares
       authorized, 7,448,465 issued
       and outstanding                                  40,054,488
    Retained earnings                                    3,271,245
                                                      -------------

       Total stockholders' equity                       43,325,733
                                                      -------------

       Total liabilities and stockholders' equity      $56,134,349
                                                      =============

     See accompanying notes to condensed consolidated financial statements

           MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                            For the Three Months Ended         For the Six Months Ended
                                                            June 30,                         June 30,
                                           --------------- --------------    -------------- -------------
                                                1996           1995             1996            1995
                                            (Unaudited)     (Unaudited)      (Unaudited)    (Unaudited)

Revenues
    Product sales                              $7,344,916     $4,161,761      $13,811,402      $7,170,298
    Franchise & license related revenue         2,432,619      1,219,301        4,721,760       2,153,121
    Other income                                   94,813         27,099          164,930          71,271
                                           --------------- --------------   -------------- ---------------

           Total revenue                        9,872,348      5,408,161       18,698,092       9,394,690
                                           --------------- --------------   -------------- ---------------


Operating expenses
    Cost of goods sold                          3,830,960      2,254,571        7,136,262       3,918,561
    Selling, general & administrative expenses  5,381,173      2,657,092       10,160,303       4,805,628
    Non recurring charges                         713,000             -           713,000              -
    Interest (income)                            (251,037)        (4,820)        (519,574)        (21,104)
    Interest expense                              132,948         31,699          186,252          62,956
                                           --------------- --------------   -------------- ---------------

           Total operating expenses             9,807,044      4,938,542       17,676,243       8,766,041
                                           --------------- --------------   -------------- ---------------

Earnings before provision for income taxes         65,304        469,619        1,021,849         628,649

Provision for income taxes                       (109,807)       256,549          186,794         372,307
                                           --------------- --------------   -------------- ---------------

Net income                                       $175,111       $213,070         $835,055        $256,342
                                           =============== ==============   ============== ===============

Net income per share                                $0.02          $0.04            $0.11           $0.05
                                           =============== ==============   ============== ===============

Weighted average number of common &
    common equivalent shares outstanding        7,478,037      5,558,156        7,386,285       5,558,156
                                           =============== ==============   ============== ===============

     See accompanying notes to condensed consolidated financial statements

MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    For the Six Months Ended
                                                                                  June 30,
                                                               ---------------------------------------
                                                                     1996                  1995
                                                                  (Unaudited)          (Unaudited)


Net cash provided (used) by operating activities                     ($2,542,550)            $249,588
                                                               ------------------    -----------------


Cash flows from investing activities
    Purchase of marketable securities                                 (5,001,440)                  -
    Acquisition and construction of property                          (2,438,711)          (3,291,364)
    Issuance of notes receivable                                      (6,095,079)                  -
    Other net cash provided by
       investing activities                                           (1,753,861)             578,092
                                                               ------------------    -----------------

Net cash used by investing activities                                (15,289,091)          (2,713,272)
                                                               ------------------    -----------------


Cash flows from financing activities
    Proceeds from issuance of common stock                             3,333,652               15,000
    Investment  in subsidiary                                          5,390,512                   -
    Other financing activities                                         1,166,457              843,184
                                                               ------------------    -----------------
Net cash provided (used) by financing activities                      (9,890,621)             858,184
                                                               ------------------    -----------------

Net decrease in cash and cash equivalents                             (7,941,020)          (1,605,500)

Cash and cash equivalents - beginning                                  8,014,519            2,052,032
                                                               ------------------    -----------------

Cash and cash equivalents - ending                                       $73,499             $446,532
                                                               ==================    =================


    See accompanying notes to condensed consolidated financial statements

                         MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of Presentation
         ---------------------

     The financial information in this report should be read in conjunction with the Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and Current Report on Form 8-K reporting the acquisition of Specialty Bakeries, Inc. on May 22, 1996 as amended.

     The comparative amounts for 1995 have been restated to reflect the acquisition of Specialty Bakeries, Inc. on May 22, 1996 accounted for as a pooling of interest. See Note 3.

     In the opinion of management, the accompanying financial statements include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature with the exception of those charges discussed in Note 5. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


Note 2 - Inventories
         -----------

                     June 30, 1996
                     -------------

Raw materials           $ 339,071
Finished Goods            911,737
                        ---------
                       $1,250,808
                       ==========

Note 3 - Acquisitions
         ------------

     On January 9, 1996, the Company completed the acquisition of Bay Area Bagels, Inc., a private company which owned eight bagel bakery stores in the San Francisco Area. The purchase price was 65,500 shares of Common stock of the Company and $85,000. The transaction was treated as a purchase for accounting purposes.

     On January 17, 1996, the Company completed the acquisition of three stores in the Los Angeles market, which were licensed locations of I&J Bagels, Inc. Such stores are being operated as company owned locations. The purchase price was $1,500,000 and was treated as a purchase for accounting purchases.

     On May 22, 1996, the Company completed the acquisition of Specialty Bakeries, Inc. ("SBI") a private company which owned and franchised a total of 23 bagel bakery stores in the

Southern New Jersey and Philadelphia areas operating under the name Bagel Builders. The Company completed the acquisition through the merging of a newly created, wholly owned subsidiary of the Company with and into SBI and 132,500 shares of common stock of the Company were issued to the shareholders of SBI. This transaction was structured to be a tax-free reorganization and is being accounted for as a pooling of interests. Net revenues and net income included in the Company's Consolidated Statements of income are as follows ($ thousands):


                              Three Months                  Six Months
                              Ended June 30                 Ended June 30
                              -------------                 -------------
                              1996      1995                1996      1995
                              ----      ----                ----      ----

Net Revenues
Manhattan Bagel Company, Inc. $9,100   $4,596              $17,059  $7,807
Specialty Bakeries, Inc.         772      812                1,639   1,588
                              ------   ------              -------  ------
                              $9,872   $5,408              $18,698  $9,395
                              ======   ======              =======  ======

Net Income
Manhattan Bagel Company, Inc. $  218   $  422              $   864  $  594
Specialty Bakeries, Inc.         (43)    (209)                 (29)   (338)
                              ------   ------              -------  ------
                              $  175   $  213              $   835  $  256
                              ======   ======              =======  ======

     On June 28, 1996, the Company completed a transaction under which it added 23 Bagel Brothers stores (including two under development) to its franchise network. Under terms of the agreement, the Company purchased the Bagel Brothers bagel dough factories in Cleveland and Buffalo for $2,000,000 and 50,000 shares of the Company's common stock. This transaction was treated as a purchase for accounting purposes. Additionally, the Company provided Bagel Brothers with $6,000,000 in financing, which, among other things, provided funds to retire existing loans, to pay franchise fees, and to remodel of the 21 operating stores to the Manhattan Bagel format. The Company has the right to convert the loan to equity should certain profit targets be met.


Note 4 - Restatement of the Three Months ending March 31, 1996
         -----------------------------------------------------

     Following the installation of new management at its I&J West Coast subsidiary and subsequent to the Company's filing of its first quarter 10-QSB, the Company uncovered certain improper bookkeeping and accounting practices at the Los Angeles subsidiary. As a result, the Board of Directors authorized a full investigation into the accounting practices at the subsidiary and retained special counsel to assist in the investigation. Based on the conclusion of that investigation, the Company has restated its first quarter 1996 Statement of Operations to reduce revenues $90,000 and record additional expenses of $290,000. Such adjustments are reflected in the Financial Statements for the six month period ending June 30, 1996.

Note 5 - Non-Recurring Charge
         --------------------

     Professional fees associated with the special investigation (see Note 4) and the class action lawsuits (see Note 6), and settlements of certain consulting agreements totaling approximately $713,000 are included in the Statement of Operations for the three and six month periods ended June 30, 1996.


Note 6 - Contingencies
         -------------

     On June 20, 1996, the Company announced that following the installation of new management at its I&J West Coast subsidiary, the Company has uncovered certain improper bookkeeping and accounting practices at the Los Angeles subsidiary, that it would be restating its first quarter 1996 Statement of Operations to account for these improper practices and that it expected the West Coast subsidiary will operate at a close to break-even level for the remainder of 1996. On the day following the announcement the stock price of the Company's common stock declined from a closing price of $21.25 on June 20, 1996 to a closing price of $13.75 on June 21, 1996. As a result, certain class action law suits have been filed. The Company believes it has acted properly and has adequate defenses to such actions. Accordingly, no provisions for these contingencies have been made. Certain cost of the defense of these actions have been included in the non-recurring charge (see Note 5).

ITEM 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION


     Following the installation of new management at its I&J West Coast subsidiary and subsequent to the company's filing of its first quarter 10-QSB, the Company uncovered certain improper bookkeeping and accounting practices at the Los Angeles subsidiary. As a result, the Board of Directors authorized a full investigation into the accounting practices at the subsidiary and retained special counsel to assist in the investigation. Based on the conclusion of that investigation, the company has restated its first quarter 1996 Statement of Operations to reduce revenues $90,000 and record additional expenses of $290,000. Such adjustments are reflected in the Financial Statements for the six month period ending June 30, 1996. Simultaneously with the public announcement by the Company of the improprieties uncovered at the I&J subsidiary, the Company announced it expected the West Coast subsidiary will operate at a close to break-even level for the remainder of 1996. On the day following the announcement, the Company's common stock declined from a closing price of $21.25 on June 20, 1996 to a closing price of $13.75 on June 21, 1996. As a result, certain class action law suits have been filed. The Company believes it has acted properly and has adequate defenses to such actions. Accordingly, no provisions for these contingencies have been made. Certain cost of the defense of these actions have been included in the non-recurring charge. The non-recurring charge also includes professional fees associated with the special investigation and settlements of certain consulting agreements totaling approximately $713,000 are included in the Statement of Operations for the three and six month periods ended June 30, 1996. See Note 5, Notes to the Condensed Consolidated Financial Statements. This non-recurring charge substantially effects the comparability of the results to prior periods.

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

     On January 17, 1996, the Company completed the acquisition of three stores in the Los Angeles market, which were licensed locations of I&J Bagels, Inc. Such stores are being operated as company owned locations. The purchase price was $1,500,000 and was treated as a purchase for accounting purchases.

     On May 22, 1996, the Company completed the acquisition of Specialty Bakeries, Inc. ("SBI") a private company which owned and franchised a total of 23 bagel bakery stores in the Southern New Jersey and Philadelphia areas operating under the name Bagel Builders. The Company completed the acquisition through the merging of a newly created, wholly owned subsidiary of the Company with and into SBI and 132,500 shares of common stock of the Company were issued to the shareholders of SBI. This transaction was structured to be a tax-free reorganization and is being accounted for as a pooling of interests. See Note 3, Notes to Condensed Consolidated Financial Statements.

     On June 28, 1996, the Company completed a transaction under which it added 23 Bagel Brothers stores (including two under development) to its franchise network. Under terms of the agreement, the company purchased the Bagel Brothers bagel dough factories in Cleveland and Buffalo for $2,000,000 and 50,000 shares of the Company's common stock. This transaction was treated as a purchase for accounting purposes. Additionally, the Company provided Bagel Brothers with $6,000,000 in financing, which, among other things, provided funds to retire existing loans, to pay franchise fees, and to remodel the 21 operating stores to the Manhattan Bagel format. The Company has the right to convert the loan to equity should certain profit targets be met.

Results of Operations

      The total number of operating Manhattan Bagel Company stores has increased from four at December 31, 1990 to 248 at June 30 1996.

     The following total number of stores were open and operating on the following dates:

            December 31, 1990.......................................    4
            December 31, 1991.......................................   11
            December 31, 1992.......................................   27
            December 31, 1993.......................................   41
            December 31, 1994.......................................   73
            December 31, 1995.......................................  152
            June 30, 1996 ..........................................  248

      In addition, at June 30, 1996, the Company had over 100 additional stores in various stages of development.

     The rapid expansion significantly affects the comparability of results of operations in several ways. Total royalty income and frozen raw bagel dough sales rise significantly as new franchised and licensed stores open. New store revenues are not usually as high in the first periods following opening as they are in later periods as evidenced by the same store sales increases discussed below. Total expenses have also risen significantly as the Company expanded its corporate infrastructure. The number of employees as of June 30, 1996 was 551, while the number of employees as of June 30, 1995 was 241.

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

     The Company's revenues are primarily derived from (i) the sale of frozen raw bagel dough and cream cheese spreads to franchisees and licensees, (ii) retail and wholesale sale of products by the Company-owned stores, and (iii) royalties, franchise and license fees, including master franchise fees, and area development fees. The percentage of revenues derived from product sales to total sales for the six months of 1996 was 73.9% compared to 76.3% in 1995.

     For the comparative six month periods ending June 30 1996 and June 30, 1995, same store retail sales as reported by the Company's bagel franchisees (which are unaudited), increased 3.9%, and total sales rose from $15.0 million to $36.5 million, an increase of $21.5 million or 143.3%. The amounts so reported are exclusive of three original stores that are on a fixed royalty basis and are not required to report sales to the Company. The amounts so reported also exclude the I & Joy stores which were previously operated by I&J and acquired on June 29, 1995.


Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

     Revenues. Total revenues of the Company for the three months ended June 30, 1996 were $9,872,348 as compared to total revenues of $5,408,161 for the three months ended June 30, 1995, a $4,464,187 or 82.5% increase over the three months of the prior year. The increase is primarily attributable to the increased product sales resulting from the increase in the number of franchised stores opened as well as an increase in retail and wholesale sales by the Company owned stores. For the three months ended June 30, 1996, master franchise fees were $375,000. There were no master franchise fees for the three months ended June 30, 1996. Ongoing royalties and continuing license fees increased from $331,174 in the quarter to $691,554 a $360,380 or 108.8% increase.

     Costs of Goods Sold. Cost of goods sold for the three months ended June 30, 1996 increased 69.9% to $3,830,960 as compared to $2,254,571 for the three months ended June 30, 1995. This increase is directly attributable to the increase in product sales. Costs of goods sold decreased to 52.2% of product sales for the three months ended June 30, 1996 compared to 54.2% of product sales for the three months ended June 30, 1995. This decrease is due to a combination of increased purchasing and manufacturing efficiencies from the operation of the Company's new Eatontown factory and the addition of Company owned stores which have a positive impact on gross profit margins.

     Selling, General and Administrative. Selling, general and administrative expenses increased 102.5% to $5,381,173 for the three months ended June 30, 1996, compared with $2,657,092 for the three months ended June 30, 1995. As a percentage of total revenues, selling, general, and administrative expenses increased to 54.5% for the three months ended June 30, 1996 from 49.1% for the three months ended June 30, 1995. The increase in both absolute dollars and percentage of revenues is attributable to the growth of the Company, addition of senior and middle level personnel to manage the growth and the addition of Company owned stores which have a negative impact on S.G.&A. margins.

     Non Recurring Charge: Non-recurring charges of $713,000 for the three months ended June 30, 1996 were comprised of professional fees associated with the investigation (see Note 4, Notes to Condensed Consolidated Financial Statements) and the class action lawsuits (See Note 6, Notes to Condensed Consolidated Financial Statements) and related settlements of certain consulting agreements..

     Interest Income. Interest income for the three months ended June 30, 1996 was $251,037 compared to $4,820 for the three months ended June 30, 1995. The increase of $246,217 was due to the proceeds of the November 23, 1995 public offering and proceeds received on April 9, 1996 from the exercise of the over allotment option in connection with an underwritten March 22, 1996 public offering by selling shareholders invested in marketable securities. The majority of these securities are short-term tax-free investments.

     Interest Expense. Interest expense increased from $31,699 for the three months ended June 30, 1995 to $132,948 for the three months ended June 30, 1996. The $101,249 increase was primarily due to interest associated with the EDA loan for the new Eatontown manufacturing facility which became operational in April, 1996.

     Earnings before provision for income taxes. Earnings before provision for income taxes for the three months ended June 30, 1996 decreased 86.1% to $65,304, compared with $469,619 for the three months ended June 30, 1995. Earnings were substantially decreased due to a non recurring charge of $713,000. See Note 5, Notes to Condensed Consolidated Financial Statements.

     Income Tax. Provision for income taxes for the three months ended June 30, 1996 was a benefit of $109,807 compared to expense of $256,549 for the three months ended June 30, 1995. The benefit is a result of the $292,330 tax effect due to a one-time charge and the tax-free status of the majority of interest income.

     Net Income. The Company generated net income of $175,111 ($.02 per share) for the three months ended June 30, 1996, as compared to net income of $213,070 ($.04 per share) a decrease of 21.7% over the three months ended June 30, 1995 as a result of the factors discussed above.




Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995.

     Revenues. Total revenues of the Company for the six months ended June 30, 1996 were $18,698,092 as compared to total revenues of $9,394,690 for the six months ended June 30, 1995, a $9,303,402 or 99.0% increase over the six months of the prior year. The increase is primarily attributable to the increased product sales resulting from the increase in the number of franchised stores opened as well as an increase in retail and wholesale sales by the company stores. For the six months ended June 30, 1996, master franchise and area development fees were $1,000,000 and $140,000 respectively. For the six months ended June 30, 1995 master franchise fees were $102,000 and there were no area development fees. Ongoing royalty and continuing license fees increased from $685,179 to $1,228,556 or 79.3% increase.

     Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 1996 increased 82.1% to $7,136,262 as compared to $3,918,561 for the six months ended June 30, 1995. This increase is directly attributable to the increase in product sales. Costs of goods sold decreased to 51.7% of products sales for the six months ended June 30, 1996 compared to 54.6% of product sales for the six months ended June 30, 1995. This decrease is due to a combination of increased purchasing and manufacturing efficiencies from the automation of the existing Eatontown factory and the operation of the new Eatontown factory, and the addition of company owned stores which have a positive impact on gross profit margins.

     Selling, General and Administrative. Selling, general and administrative expenses increased 111.4% to $10,160,303 for the six months ended June 30, 1996, compared with $4,805,628 for the six months ended June 30, 1995. As a percentage of total revenues, selling, general, and administrative expenses increased to 54.3% for the six months ended June 30, 1996 from 51.2% for the six months ended June 30, 1995. The increase in both absolute dollars and percentage of revenues is attributable to the growth of the company, addition of senior and middle level personnel to manage the growth and the addition of company owned stores which have a negative impact on S.G.&A. margins.

     Non-Recurring Charges. Non-recurring charges of $713,000 for the six months ended June 30, 1996 were comprised of professional fees associated with the investigation (see Note 4, Notes to Condensed Consolidated Financial Statements) and the class action lawsuits (See Note 6, Notes to Condensed Consolidated Financial Statements) and related settlements of certain consulting agreements.

     Interest Income. Interest income for the six months ended June 30, 1996 was $519,574 compared to $21,104 for the six months ended June 30, 1995. The increase of $498,470 was due to the proceeds of the November 23, 1995 public offering and proceeds received on April 9, 1996 from the exercise of the over allotment option in connection with an underwritten March 22, 1996 public offering by selling shareholders invested in marketable securities. The majority of these securities are short-term tax-free investments.




     Interest Expense. Interest expense increased from $62,956 for the six months ended June 30, 1995 to $186,252 for the six months ended June 30, 1996. The $123,296 increase was primarily due to interest associated with the EDA loan for the new Eatontown manufacturing facility which became operational in April, 1996.

     Earnings before provision for income taxes. Earnings before provision for income taxes for the six months ended June 30, 1996 increased 62.5% to $1,021,849, compared with $628,649 for the six months ended June 30, 1995. This increase was attributed to increases in the Company's product sales to the franchisees, retail sales and on-going royalty revenue and to the sale of master franchise and area developer agreements. Earnings were decreased by a non recurring charge of $713,000. See Note 5, Notes to Condensed Consolidated Financial Statements.

     Income Tax. Income taxes for the six months ended June 30, 1996 were $186,794 compared to $372,307 for the six months ended June 30, 1996. The effective tax rate for the six months ended June 30, 1996 of 18.2% is due to the tax free status of the majority of interest income.

     Net Income. The Company generated net income of $835,055 ($.11 per share) for the six months ended June 30, 1996, as compared to net income of $256,342 ($.05 per share) an increase of 225.8% over the six month period ended June 30, 1995 as a result of the factors discussed above.


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

     On April 9, 1996 the Company received net proceeds of $1,911,150 from the sale of 90,000 shares of common stock pursuant to the exercise of an over-allotment option in connection with an underwritten public offering of shares owned by shareholders of the Company. These proceeds will be utilized for general corporate and working capital purposes.

     On August 8, 1996 the Company obtained a $7.5 million revolving line of credit from First Union Bank, N.A. Under the terms of the agreement the Company must maintain certain liquidity ratios and earnings.


     On May 24, 1996 the Company executed a $25 million dollar franchisee financing agreement with Atlantic Financial Services. Under the terms of the Agreement, the Company has agreed to guarantee certain portions of these loans in exchange for more favorable terms and rates for the Company's franchisees.

     The Company's cash flow used by operating activities during the first six months of 1996 was $2,542,550 compared to a cash flow of $249,588 provided by operating activities during the six months of 1995. During the six months ended June 30, 1996, cash flow provided from net income and depreciation was $1,335,291.

     The Company had working capital of $20,890,485 at June 30, 1996, which represents a decrease of $9,487,620 from December 31, 1995. This decrease in working capital is primarily a result of the Bagel Brothers transaction. The Company believes there are no long-term trends or events that would have a material negative impact on working capital.

     Management believes that the Company's working capital, credit facilities and anticipated funds generated internally from operations will be sufficient to finance the Company's anticipated growth through acquisitions and expansion and to meet the Company's liquidity requirements for the foreseeable future.

                           PART II - OTHER INFORMATION

Item 4  Submission of Matters to a Vote of Security-Holders.
        ----------------------------------------------------

An annual meeting of Shareholders of the Registrant took place on June 26, 1996.

At the meeting, the following six directors were elected with the votes cast as follows:

      DIRECTOR                VOTES FOR         VOTES WITHHELD
      --------------------------------------------------------

      Jack Grumet             6,417,274               22,013
      David Goldsmith         6,417,099               22,188
      Jason Gennusa           6,417,274               22,013
      Andrew Gennusa          6,416,774               22,513
      Julia S. Heckman        6,381,599               59,458
      Jack Levy               6,381,599               57,688

     At the meeting, the Registrant's 1996 Stock Option Plan was approved by the following vote: For - 4,462,071, Against - 712,826, and Abstain (including broker non-votes) - 49,261.

     At the meeting, an amendment to the Registrant's Certificate of Incorporation to increase the number of authorized shares of common stock to 25,000,000 was approved by the following vote: For - 5,652,992, Against - 743,070, and Abstain (including broker non-votes) - 43,225.

     At the meeting a resolution to ratify an amendment to the Underwriting Agreement from the Registrant's initial public offering relating to employment agreements of certain executive officers was adopted by the following vote: For
- - 5,170,312, Against - 50,788, and Abstain (including broker non-votes) - 72,815.

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

(b) The following reports on Forms 8-K were filed for the period for which this report is filed.

     Form 8-K reporting the acquisition of Bay Area Bagels on January 9, 1996 as amended by Form 8-KA.

     Form 8-K reporting the acquisition of the "Refold" stores on January 17, 1996 as amended by Form 8-KA.

     Form 8-K reporting the acquisition of Specialty Bagels on May 22, 1996 an amended by Form 8-KA.

     Form 8-K reporting the June 20, 1996 announcement of the finding of improper accounting procedures and bookkeeping records at the I&J subsidiary.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MANHATTAN BAGEL COMPANY, INC.
                                          (Small Business Issuer)



Dated:       August 19, 1996              By: S/N Jack Grumet
                                              -----------------------
                                          Jack Grumet,
                                          Chairman of the Board and
                                          Chief Executive Officer



Dated:      August 19, 1996               By: S/N Leonard Johnson
                                              --------------------
                                          Leonard Johnson
                                          Chief Financial Officer