Form 10-Q
period 1996-09-30
MANHATTAN BAGEL CO INC
filed 1996-11-21
CIK 914565

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



(MARK ONE)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

CHECK  WHETHER  THE ISSUER  (1) HAS FILED ALL  REPORTS  REQUIRED  TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934 DURING THE LAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES  /X/   NO/ /

NUMBER OF SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING AT SEPTEMBER 30, 1996: 7,453,822.

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                               Page No.

Part I                              Financial information

            Item 1.     Financial Statements

                                    Condensed Consolidated Balance Sheet -                            1
                                    September  30, 1996

                                    Condensed Consolidated Statements of Operations -                 3
                                    Three and nine months ended September 30, 1996 and 1995

                                    Condensed  Consolidated Statements of Cash Flows -                4
                                    Nine months ended September 30, 1996 and 1995

                                    Notes to Condensed Consolidated Financial Statements              5

            Item 2.     Management's Discussion and Analysis of                                       8
                                    Results of Operations and Financial Condition


Part II                             Other Information



            Item 6.     Exhibits and Reports on Form 8-K                                              15

                                    Signatures


Part 1 - Financial Information
             Item 1 Financial Statements

                          MANHATTAN BAGEL COMPANY, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                             SEPTEMBER 30,1996
                                                                (UNAUDITED)

             ASSETS

Current Assets
      Cash and cash equivalents                                $ 1,015,444
      Marketable securities                                     12,920,314
      Accounts receivable, net of allowance for
             doubtful accounts of $9,924                        10,616,193
      Inventories                                                1,369,164
      Current maturities of notes receivable                       103,335
      Income taxes receivable                                    1,595,646
      Prepaid expenses and other current assets                    802,762
                                                               -----------

             Total current assets                               28,422,858
                                                               -----------

Property and equipment, net of accumulated
      depreciation of $2,833,535                                11,472,459
                                                               -----------

Other assets
      Notes receivable, net of current maturities                6,373,905
      Goodwill, net of accumulated amortization  of $133,331     4,537,067
      Security deposits                                            810,725
      Other assets                                               3,202,461
                                                               -----------

             Total Assets                                      $54,819,475
                                                               ===========




     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MANHATTAN BAGEL COMPANY, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                            SEPTEMBER 30,1996
                                                               (UNAUDITED)
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Current maturities of long-term debt                   $ 1,596,445
      Current maturities of capital lease obligations            129,315
      Accounts payable and accrued expenses                    6,439,494
      Unearned franchise fee income                              276,379
      Franchise deposits                                         269,167
      Deferred income taxes                                        6,700
      Other current liabilities                                   49,336
                                                             -----------

             Total current liabilities                         8,766,836
                                                             -----------

      Other liabilities
      Long-term debt, net of current maturities                4,071,048
      Capital lease obligations, net of current maturities       453,259
      Security deposits                                          366,007
      Deferred income taxes and other liabilities                241,000
                                                             -----------
             Total other liabilities                           5,131,314
                                                             -----------

Stockholders' equity
      Preferred stock, 2,000,000 shares authorized,
             no shares issued or outstanding                        --
      Common stock, no par value, 25,000,000 shares
             authorized, 7,453,822 issued
             and outstanding                                  40,071,988
      Retained earnings                                          849,337
                                                             -----------

             Total stockholders' equity                       40,921,325
                                                             -----------

             Total liabilities and stockholders' equity      $54,819,475
                                                             ===========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                    FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,             SEPTEMBER 30,
                                                   ---------------------------- -----------------------------
                                                      1996             1995            1996             1995
                                                      ----             ----            ----             ----
                                                   (UNAUDITED)       (UNAUDITED)    (UNAUDITED)      (UNAUDITED)

Revenues

      Product sales                                 $  7,329,800    $  4,623,232    $ 21,141,202    $ 11,793,530
      Franchise & license related revenue              1,849,466       1,680,967       6,571,226       3,834,088
      Other income                                       235,152          60,957         400,082         132,228
                                                    ------------    ------------    ------------    ------------

                     Total revenue                     9,414,418       6,365,156      28,112,510      15,759,846
                                                    ------------    ------------    ------------    ------------


Operating expenses
      Cost of goods sold                               3,909,148       2,170,986      11,045,410       6,089,547
      Selling, general & administrative expenses       5,654,791       2,989,275      15,815,094       7,794,903
      Write-off of investment                          3,100,000            --         3,100,000            --
      Non recurring charges                                 --              --           713,000            --
      Interest income                                   (272,286)         (3,013)       (791,860)        (24,117)
      Interest expense                                   122,424          42,694         308,675         105,650
                                                    ------------    ------------    ------------    ------------

                     Total operating expenses         12,514,077       5,199,942      30,190,319      13,965,983
                                                    ------------    ------------    ------------    ------------

(Loss) earnings before provision for income taxes     (3,099,659)      1,165,214      (2,077,809)      1,793,863

(Benefit)  provision for income taxes                   (677,748)        511,166        (490,954)        883,473
                                                    ------------    ------------    ------------    ------------

Net (loss) income                                   ($ 2,421,911)   $    654,048    ($ 1,586,855)   $    910,390
                                                    ============    ============    ============    ============

Net (loss) income per share                         ($      0.32)   $       0.12    ($      0.21)   $       0.17
                                                    ============    ============    ============    ============

Weighted average number of common &
      common equivalent shares outstanding             7,547,522       5,361,166       7,423,614       5,355,598
                                                    ============    ============    ============    ============


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 FOR THE NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                 -------------------------
                                                                     1996          1995
                                                                     ----          ----
                                                                 (UNAUDITED)    (UNAUDITED)


Net cash provided (used) by operating activities               ($ 4,175,595)   $    804,962
                                                               ------------    ------------


Cash flows from investing activities
      Purchases of marketable securities                         (1,911,150)           --
      Sales of marketable securities                             11,615,836            --
      Acquisition and construction of property and equipment     (9,069,489)     (4,473,355)
      Issuance of notes receivable                               (6,040,600)           --
      Other net cash (used) provided by
           investing activities                                  (2,622,359)         26,002
                                                               ------------    ------------

Net cash used by investing activities                            (8,027,762)     (4,447,353)
                                                               ------------    ------------


Cash flows from financing activities
      Proceeds from issuance of common stock                      5,091,466          83,835
      Other financing activities                                    112,816       2,630,762
                                                               ------------    ------------
Net cash provided by financing activities                         5,204,282       2,714,597
                                                               ------------    ------------

Net decrease in cash and cash equivalents                        (6,999,075)       (927,794)

Cash and cash equivalents - beginning                             8,014,519       2,071,766
                                                               ------------    ------------

Cash and cash equivalents - ending                             $  1,015,444    $  1,143,972
                                                               ============    ============



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

            The financial information in this report should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and current report on Form 8-K and Form 8-KA reporting the acquisition of Specialty Bakeries, Inc. on May 22, 1996 as amended. The balances for 1995 have been restated to reflect the acquisition of Specialty Bakeries, Inc. on May 22, 1996 accounted for as a pooling of interest. See Note 3.

            In the opinion of management, the accompanying financial statements include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature with the exception of those charges discussed in Note 5 and Note 7. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - INVENTORIES

                       September 30, 1996

Raw materials           $   299,308
Finished Goods            1,069,856
                        -----------

                         $1,369,164

NOTE 3 - ACQUISITIONS

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

            On May 22, 1996, the Company completed the acquisition of Specialty Bakeries, Inc. ("SBI") a private company which owned and franchised a total of 23 bagel bakery stores in the Southern New Jersey and Philadelphia areas operating under the name Bagel Builders. The Company completed the acquisition through the merging of a newly created, wholly owned subsidiary of the Company with and into SBI and 132,500 shares of common stock of the Company were issued to the shareholders of SBI. This transaction was structured to be a tax-free reorganization and is being accounted for as a pooling of interests. Net revenues and net income included in the Company's Consolidated Statements of Operations are as follows ($ thousands):


                               Three Months             Nine Months
                               Ended September 30       Ended September 30
                               ------------------       ------------------
                                  1996       1995         1996      1995
                                  ----       ----         ----      ----

Net Revenues
Manhattan Bagel Company, Inc.   $  8,782    $  5,476    $ 25,608    $ 13,283
Specialty Bakeries, Inc.             632         889       2,505       2,477
                                --------    --------    --------    --------
                                $  9,414    $  6,365    $ 28,113    $ 15,760
                                ========    ========    ========    ========

Net Income
Manhattan Bagel Company, Inc.   $ (2,558)   $    728    $ (1,621)   $  1,323
Specialty Bakeries, Inc.             136         (74)         34        (413)
                                --------    --------    --------    --------
                                $ (2,422)   $    654    $ (1,587)   $    910
                                ========    ========    ========    ========

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


NOTE 4 - NON-RECURRING CHARGE

            Following the installation of new management at its I&J West Coast subsidiary and subsequent to the Company's filing of its first quarter 10-QSB, the Company uncovered certain improper bookkeeping and accounting practices at the Los Angeles subsidiary. As a result, the Board of Directors authorized a full investigation into the accounting practices at the subsidiary and retained special counsel to assist in the investigation. Based on the conclusion of that investigation, the Company restated its first quarter 1996 Statement of Operations. Professional fees associated with the special investigation and the class action lawsuits (see Note 5), and settlements of certain consulting agreements totaling approximately $713,000, recorded in the second quarter, are included in the Statement of Operations for the nine month period ended September 30, 1996.


NOTE 5 - CONTINGENCIES

            On June 20, 1996, the Company announced that following the installation of new management at its I&J West Coast subsidiary, the Company has uncovered certain improper bookkeeping and accounting practices at the Los Angeles subsidiary, that it would be restating its first quarter 1996 Statement of Operations to account for these improper practices and that it expected the West Coast subsidiary will operate at a close to break-even level for the remainder of 1996. On the day following the announcement the stock price of the Company's common stock declined from a closing price of $21.25 on June 20, 1996 to a closing price of $13.75 on June 21, 1996. As a result, certain class action law suits have been filed. The Company believes it has acted properly and has adequate defenses to such actions. Accordingly, no provisions for these contingencies have been made. Certain cost of the defense of these actions have been included in the non-recurring charge (see Note 4).

NOTE 6 - WRITE OFF OF INVESTMENTS

            Based upon the results of a review of its West Coast operations, the company has decided to close its bagel production facility in Los Angeles and to temporarily supply its West Coast operations from Eatontown to assure product quality. The Company has also decided to sell, franchise or close the San Francisco locations acquired in January, 1996 operating under the name Holey Bagel. As a result of these decisions, the company is writing off $3,100,000 comprised of the goodwill and fixed assets required in the Bay Area Bagel acquisition (see Note 3) and the Los Angeles commissary and operating losses through the sale or closure of the locations. This write-off is reflected in the results of operations for the three months and nine months ended September 30, 1996.

ITEM 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


            The Company's financial statements for the three and nine month 1996 periods reflect the recordation of two non-recurring charges as well as several acquisitions made by the Company during 1996.

            The Company's recently completed review of its West Coast operations led to Managements' determination to record in the third quarter a write-down of its investments of $3.1 million relating to such operations. As a result of this review, Management concluded that in the wake of escalating product demand from the growing store base, the quality of the bagel dough being produced in the Los Angeles manufacturing plant was not up to the Company's current standards. Rather than compromise on quality, the Company elected to shut down the plant and to reopen its plant on Meridian Road in Eatontown, New Jersey, and to supply bagels to the West Coast from this facility. Approximately 500,000 of the write-down reflects the write-down of machinery, equipment and the leasehold improvements at the Los Angeles plant.

            Such review also led to the determination that the eight Holy Bagel stores in San Francisco acquired in January 1996 will be either franchised, sold or closed by the end of the first half of 1997. Accordingly, the Company has written off the good will and written down the assets associated with the stores to their net realizable value, which write-off's are the balance of $2.6 million included in the write-down of investments.

            The write-off of investments substantially impacts the comparability of the three and nine month 1996 periods with the corresponding periods of 1995.

            Following the installation of new management at its I&J West Coast subsidiary and subsequent to the company's filing of its first quarter 10-QSB, the Company uncovered certain improper bookkeeping and accounting practices at the Los Angeles subsidiary. As a result, the Board of Directors authorized a full investigation into the accounting practices at the subsidiary and retained special counsel to assist in the investigation. Based on the conclusion of that investigation, the company has restated its first quarter 1996 Statement of
Operations to reduce revenues $90,000 and record additional expenses of $290,000. Such adjustments are reflected in the financial statements for the nine month period ending September 30, 1996. Simultaneously with the public announcement by the Company of the improprieties uncovered at the I&J subsidiary, the Company announced it expected the West Coast subsidiary will operate at a close to break-even level for the remainder of 1996. On the day following the announcement, the Company's common stock declined from a closing price of $21.25 on June 20, 1996 to a closing price of $13.75 on June 21, 1996. As a result, certain class action law suits have been filed. The Company believes it has acted properly and has adequate defenses to such actions. Accordingly, no provisions for these contingencies have been made. Certain cost of the defense of these actions have been included in the non-recurring charge. See Note 4, Notes to the Condensed Consolidated Financial Statements. This non-recurring charge substantially effects the comparability of the results of operations.

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

RESULTS OF OPERATIONS

            The total number of operating Manhattan Bagel Company stores has increased from four at December 31, 1990 to 271 at September 30, 1996.

            The following total number of stores were open and operating on the following dates:

     December 31, 1990......................          4
     December 31, 1991......................         11
     December 31, 1992......................         27
     December 31, 1993......................         41
     December 31, 1994......................         73
     December 31, 1995......................        152
     September 30, 1996.....................        271

            In addition, at September 30, 1996, the Company had over 100 additional stores in various stages of development.

            The rapid expansion significantly affects the comparability of results of operations in several ways. Total royalty income and frozen raw bagel dough sales rise significantly as new franchised and licensed stores open. New store revenues are not usually as high in the first periods following opening as they are in later periods as evidenced by the same store sales increases discussed below. Total expenses have also risen significantly as the Company expanded its corporate infrastructure. The number of employees as of September 30, 1996 was 562, while the number of employees as of September 30, 1995 was 342.

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

            The Company's revenues are primarily derived from (i) the sale of frozen raw bagel dough and cream cheese spreads to franchisees and licensees,
(ii) retail and  wholesale  sale of products by the  Company-owned  stores,  and
(iii) royalties, franchise and license fees, including master franchise fees, and area development fees. The percentage of revenues derived from product sales to total sales for the first nine months of 1996 was 75.2% compared to 74.8% in 1995.

            For the comparative nine month periods ending September 30 1996 and September 30, 1995, same store retail sales as reported by the Company's bagel franchisees (which are unaudited), increased 1.9%, and total sales rose from $26.2 million to $59.6 million, an increase of $33.4 million or 127.4%. The amounts so reported are exclusive of three original stores that are on a fixed royalty basis and are not required to report sales to the Company. The amounts so reported also exclude the I & Joy stores which were previously operated by I&J and acquired on June 29, 1995.





THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

            REVENUES. Total revenues of the Company for the three months ended September 30, 1996 were $9,414,418 as compared to total revenues of $6,365,156 for the three months ended September 30, 1995, a $3,049,262 or 47.9% increase over the three months of the prior year. The increase is primarily attributable to the increased product sales resulting from the increase in the number of franchised stores opened as well as an increase in retail and wholesale sales by the Company owned stores. The company recorded $466,981 of area development fees for the three months ended September 30, 1996 as compared to $489,360 of master franchise fees in the prior year quarter. Ongoing royalties and continuing license fees increased from $462,327 in the quarter to $770,177 in the current quarter, a $307,850 or 66.6% increase.

            COSTS OF GOODS SOLD.  Cost of goods sold for the three  months ended
September 30, 1996 increased 80.1% to $3,909,148 as compared to $2,170,986 for the three months ended September 30, 1995. This increase is directly attributable to the increase in product sales. Costs of goods sold increased to 53.3% of product sales for the three months ended September 30, 1996 compared to 47.0% of product sales for the three months ended September 30, 1995. This increase is due to a combination of the temporary transfer of bagel production for the West Coast stores to the East Coast to assure product quality, including cost associated with opening the Meridian Road plant in Eatontown and increases in raw material costs not absorbed by price increases.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 89.2% to $5,654,791 for the three months ended September 30, 1996, compared with $2,989,275 for the three months ended September 30, 1995. As a percentage of total revenues, selling, general, and administrative expenses increased to 60.1% for the three months ended September 30, 1996 from 47% for the three months ended September 30, 1995. The increase in both absolute dollars and percentage of revenues is attributable, in addition, to the growth of the Company to the consolidation of acquired businesses, addition of senior and middle level personnel to manage the growth, and the addition of Company owned stores which have a negative impact on S.G.&A. margins.

            WRITE-OFF OF INVESTMENTS. Write-off of Investments of $3,100,000 for
the three months ended September 30, 1996 were comprised of the goodwill and fixed assets acquired in the Bay Area Bagel acquisition (see Note 3, Notes to the Condensed Consolidated Financial Statements) and the Los Angeles (I&J) commissary (see Note 6, Notes to the Condensed Consolidated Financial Statements).

            INTEREST INCOME. Interest income for the three months ended September 30, 1996 was $272,286 compared to $3,013 for the three months ended September 30, 1995. The increase of $269,273 was due to the proceeds of the November 23, 1995 public offering and proceeds received on April 9, 1996 from the exercise of the over allotment option in connection with an underwritten March 22, 1996 public offering by selling shareholders invested in marketable securities. The majority of these securities are short-term tax-free investments.


            INTEREST EXPENSE. Interest expense increased from $42,694 for the three months ended September 30, 1995 to $122,424 for the three months ended September 30, 1996. The $79,730 increase was primarily due to interest associated with the EDA loan for the new Eatontown manufacturing facility which became operational in April, 1996.

            LOSS BEFORE PROVISION FOR INCOME TAXES. Loss before provision for income taxes for the three months ended September 30, 1996 was $3,099,659, compared with income of $1,165,214 for the three months ended September 30, 1995. This decrease is attributable to the $3,100,000 write-off of investments (see Note 6, Notes to the Condensed Consolidated Financial Statements) and increases in cost of sales and SG&A expenses as a percentage of sales discussed above.

            INCOME TAX. Provision for income taxes for the three months ended September 30, 1996 was a benefit of $677,748 compared to expense of $511,166 for the three months ended September 30, 1995. The benefit is a result of the loss for the quarter and the tax-free status of the majority of interest income.

            NET LOSS. The Company generated a net loss of $2,421,911 ($.32 per share) for the three months ended September 30, 1996, as compared to net income of $654,048 ($.12 per share) for the three months ended September 30, 1995 as a result of the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995.

            REVENUES. Total revenues of the Company for the nine months ended September 30, 1996 were $28,112,510 as compared to total revenues of $15,759,846 for the nine months ended September 30, 1995, a $12,352,664 or 78.4% increase over the nine months of the prior year. The increase is primarily attributable to the increased product sales resulting from the increase in the number of franchised stores opened as well as an increase in retail and wholesale sales by the company stores. For the nine months ended September 30, 1996, master franchise and area development fees were $1,000,000 and $591,360 respectively. For the nine months ended September 30, 1995 master franchise fees were $591,360 and no area development fees were recorded.
Ongoing royalty and continuing license fees increased from $1,147,506 to $1,998,733 or 74.2% increase.

            COST OF GOODS SOLD. Cost of goods sold for the nine months ended September 30, 1996 increased 81.4% to $11,045,410 as compared to $6,089,547 for the nine months ended September 30, 1995. This increase is directly attributable to the increase in product sales. Costs of goods sold increased to 52.2% of products sales for the nine months ended September 30, 1996 compared to 51.6% of product sales for the nine months ended September 30, 1995. This increase is due to a combination of increased purchasing and distribution costs partially offset by manufacturing efficiencies from the automation of the existing Eatontown factory and the operation of the new Eatontown factory, and the addition of company owned stores which have a positive impact on gross profit margins. During the quarter, the Company ceased operation of its California commissary to supply the Los Angeles market, and transferred production to Eatontown, which increased its production costs.


            SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 102.9% to $15,815,094 for the nine months ended September 30, 1996, compared with $7,794,903 for the nine months ended September 30, 1995. As a percentage of total revenues, selling, general, and administrative expenses increased to 56.3% for the nine months ended September 30, 1996 from 49.5% for the six months ended June 30, 1995. The increase in both absolute dollars and percentage of revenues is attributable to the growth of the company, addition of senior and middle level personnel to manage the growth and the addition of company owned stores which have a negative impact on S.G.&A. margins.

            NON-RECURRING CHARGES. Non-recurring charges of $713,000 for the nine months ended September 30, 1996 were comprised of professional fees associated with the investigation (see Note 4, Notes to Condensed Consolidated Financial Statements) and the class action lawsuits (See Note 5, Notes to Condensed Consolidated Financial Statements) and related settlements of certain consulting agreements.

            WRITE-OFF OF INVESTMENTS. Write-off of Investments of $3,100,000 for
the three months ended September 30, 1996 were comprised of the goodwill and fixed assets acquired in the Bay Area Bagel acquisition (see Note 3, Notes to the Condensed Consolidated Financial Statements) and the Los Angeles (I&J) commissary (see Note 6, Notes to the Condensed Consolidated Financial Statements).

            INTEREST INCOME. Interest income for the nine months ended September 30, 1996 was $791,860 compared to $24,117 for the nine months ended September 30, 1995. The increase of $767,743 was due to the proceeds of the November 23, 1995 public offering and proceeds received on April 9, 1996 from the exercise of the over allotment option in connection with an underwritten March 22, 1996 public offering by selling shareholders invested in marketable securities. The majority of these securities are short-term tax-free investments.

            INTEREST EXPENSE. Interest expense increased from $105,650 for the nine months ended September 30, 1995 to $308,675 for the nine months ended September 30, 1996. The $203,025 increase was primarily due to interest associated with the EDA loan for the new Eatontown manufacturing facility which became operational in April, 1996.

            LOSS BEFORE PROVISION FOR INCOME TAXES. Loss before provision for income taxes for the nine months ended September 30, 1996 was $2,077,809 compared with earnings of $1,793,863 for the nine months ended September 30, 1995. This decrease was attributed to a non recurring charge of $713,000 (See
Note 4, Notes to Condensed Consolidated Financial Statements), the $3,100,000 write off of investments (See Note 6, Notes to Condensed Consolidated Financial Statements) and the increase in cost of sales and SG&A expenses as a percentage of sales discussed above.

            INCOME TAX. Income tax benefit for the nine months ended September 30, 1996 was $490,954 compared to an expense of $883,473 for the nine months ended September 30, 1995. The effective tax rate for the nine months ended September 30, 1996 of 23.6% is due to the tax free status of the majority of interest income offset by the non-deductible portion of the write-off of investments.

            NET LOSS. The Company generated a net loss of $1,586,855 ($.21 per share) for the nine months ended September 30, 1996, as compared to net income of $910,390 ($.17 per share) for the nine month period ended September 30, 1995 as a result of the factors discussed above.

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

            On April 9, 1996 the Company received net proceeds of $1,911,150 from the sale of 90,000 shares of common stock pursuant to the exercise of a n over-allotment option in connection with an underwritten public offering of shares owned by shareholders of the Company. These proceeds will be utilized for general corporate and working capital purposes.

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

            The Company's cash flow used by operating activities during the first nine months of 1996 was $4,175,595 compared to a cash flow of $804,962 provided by operating activities during the nine months of 1995. During the nine months ended September 30, 1996, cash flow used from net loss and depreciation was $913,352. .

            The Company had working capital of $19,656,022 at September 30, 1996, which represents a decrease of $10,722,083 from December 31, 1995. This decrease in working capital is primarily a result of the Bagel Brothers transaction. The Company believes there are no long-term trends or events that would have a material negative impact on working capital.

            Management believes that the Company's working capital, credit facilities and anticipated funds generated internally from operations will be sufficient to finance the Company's anticipated growth and to meet the Company's liquidity requirements for the foreseeable future.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

            None




                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  MANHATTAN BAGEL COMPANY, INC.
                                                  (Small Business Issuer)



Dated:       November 14, 1996                     By: S/N Jack Grumet
                                                   ----------------
                                                   Jack Grumet,
                                                   Chairman of the Board and
                                                   Chief Executive Officer



Dated:       November 14, 1996                     By: S/N Leonard Johnson
                                                   --------------------
                                                   Leonard Johnson
                                                   Chief Financial Officer