Form 10-Q/A
period 1996-09-30
MANHATTAN BAGEL CO INC
filed 1996-11-21
CIK 914565

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

                                      INDEX

                                                                                               Page No.

Part I                              Financial information

            Item 1.     Financial Statements

                                    Condensed Consolidated Balance Sheet -                            1
                                    September  30, 1996

                                    Condensed Consolidated Statements of Operations -                 3
                                    Three and nine months ended September 30, 1996 and 1995

                                    Condensed  Consolidated Statements of Cash Flows -                4
                                    Nine months ended September 30, 1996 and 1995

                                    Notes to Condensed Consolidated Financial Statements              5

            Item 2.     Management's Discussion and Analysis of                                       8
                                    Results of Operations and Financial Condition


Part II                             Other Information                                                 15



            Item 6.     Exhibits and Reports on Form 8-K                                              15

                                    Signatures                                                        15


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

            In the opinion of management, the accompanying financial statements include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature with the exception of those charges discussed in Note 4 and Note 6. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.


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

            The Company's recently completed review of its West Coast operations led to Managements' determination to record in the third quarter a write-down of its investments of $3.1 million relating to such operations. As a result of this review, Management concluded that in the wake of escalating product demand from the growing store base, the quality of the bagel dough being produced in the Los Angeles manufacturing plant was not up to the Company's current standards. Rather than compromise on quality, the Company elected to shut down the plant and to reopen its plant on Meridian Road in Eatontown, New Jersey, and to supply bagels to the West Coast from this facility. Approximately $500,000 of the write-down reflects the write-down of machinery, equipment and the leasehold improvements at the Los Angeles plant.

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