Form 10-Q
period 1996-03-31
MANHATTAN BAGEL CO INC
filed 1997-01-30
CIK 914565

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                              FORM 10-QSB / A NO. 1



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

CHECK  WHETHER  THE ISSUER  (1) HAS FILED ALL  REPORTS  REQUIRED  TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934 DURING THE LAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

NUMBER OF SHARES OF COMMON STOCK,  NO PAR VALUE,  OUTSTANDING AT MARCH 31, 1996:
7,098,531.

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE NO.

Part I                     FINANCIAL INFORMATION

         Item 1.  Financial Statements

                           Condensed combined balance sheet -                  1
                           March 31, 1996

                           Condensed combined statements of income -           3
                           Three months ended March 31, 1996 and 1995

                           Condensed combined statements of cash flows -       4
                           Three months ended March 31, 1996 and 1995

                           Notes to condensed combined financial statements    5

         Item 2.  Management's Discussion and Analysis of                      7
                           Results of Operations and Financial Condition


Part II                    OTHER INFORMATION



         Item 6.  Exhibits and Reports on Form 8-K                            11

                           Signatures                                         12

Part 1 - Financial Information
         Item 1 Financial Statements

                          MANHATTAN BAGEL COMPANY, INC.
                                AND SUBSIDIARIES
                        CONDENSED COMBINED BALANCE SHEET


                                                                   MARCH 31,1996
                                                                   -------------
                                                            (RESTATED UNAUDITED)

          ASSETS

Current Assets
     Cash and cash equivalents                                        $1,204,278
     Marketable securities                                            25,715,290
     Accounts receivable, net of allowance for
          doubtful accounts of $14,564                                 6,119,907
     Inventories                                                         962,376
     Current maturities of notes receivable                               71,860
     Due from officer/stockholder                                              -
     Prepaid expenses and other current assets                           498,802
                                                                     -----------

          Total current assets                                        34,572,513

Property and equipment, net of accumulated
     depreciation of $1,439,914                                       10,908,570
                                                                     -----------

Other assets
     Notes receivable, net of current maturities                         267,072
     Notes receivable-related parties                                    159,827
     Goodwill, net of accumulated amortization  of $51,304             3,531,567
     Security deposits                                                   633,864
     Other assets                                                      1,799,292
                                                                     -----------

          Total Assets                                               $51,872,705
                                                                     ===========

        SEE ACCOMPANYING NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

                          MANHATTAN BAGEL COMPANY, INC.
                                AND SUBSIDIARIES
                        CONDENSED COMBINED BALANCE SHEET


                                                                   MARCH 31,1996
                                                                   -------------
                                                            (RESTATED UNAUDITED)

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current maturities of long-term debt                             $1,587,149
     Current maturities of capital lease obligations                     151,238
     Accounts payable and accrued expenses                             3,739,767
     Unearned franchise fee income                                       290,000
     Franchise deposits                                                  185,833
     Loans payable officer/stockholder                                         -
     Income taxes payable                                                103,861
     Deferred income taxes                                                 7,700
     Other current liabilities                                            52,649
                                                                     -----------

          Total current liabilities                                    6,118,197
                                                                     -----------

     Other liabilities
     Long-term debt, net of current maturities                         4,033,885
     Capital lease obligations, net of current maturities                526,814
     Security deposits                                                   361,167
     Deferred income taxes and other liabilities                         241,000
                                                                     -----------

                                                                       5,162,866
                                                                     -----------
Stockholders' equity
     Preferred stock, 2,000,000 shares authorized,
          no shares issued or outstanding                                      -
     Common stock, no par value, 10,000,000 shares
          authorized, 7,098,531 issued
          and outstanding                                             37,141,872
     Retained earnings                                                 3,449,770
                                                                     -----------

          Total stockholders' equity                                  40,591,642
                                                                     -----------
          Total liabilities and stockholders' equity                 $51,872,705
                                                                     ===========


        SEE ACCOMPANYING NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                     CONDENSED COMBINED STATEMENTS OF INCOME




                                                 FOR THE THREE MONTHS ENDED
                                                          MARCH 31,
                                            -----------------------------------
                                                    1996                1995
                                                    ----                ----
                                            (RESTATED UNAUDITED)     (UNAUDITED)

Revenues

     Product sales                               $5,923,594          $2,300,904
     Franchise & license related revenue          2,111,192             865,895
     Other income                                    70,118                   -
                                                 ----------          ----------

                Total revenue                     8,104,904           3,166,799
                                                 ----------          ----------

Operating expenses
     Cost of goods sold                           3,162,695           1,398,755
     Selling, general & administrative expenses   4,230,582           1,476,030
     Interest expense (income), net                (220,705)              3,481
                                                 ----------          ----------

                Total operating expenses          7,172,572           2,878,266
                                                 ----------          ----------

Earnings before provision for income taxes          932,332             288,533

Provision for income taxes                          286,917             115,758
                                                 ----------          ----------

Net income                                         $645,415            $172,775
                                                 ==========          ==========

Net income per share                                  $0.09               $0.03
                                                 ==========          ==========

Weighted average number of common &
     common equivalent shares outstanding         7,430,916           5,219,475
                                                 ==========          ==========


       SEE ACCOMPANYING NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS


                                                 FOR THE THREE MONTHS ENDED
                                                          MARCH 31,
                                             -----------------------------------
                                                     1996                1995
                                                     ----                ----
                                             (RESTATED UNAUDITED)     UNAUDITED)


Net cash used by operating activities             ($390,894)          ($669,719)
                                                -----------         -----------


Cash flows from investing activities
     Purchase of marketable securities           (3,090,290)                  -
     Acquisition and construction of property    (1,679,129)         (1,164,521)
     Investment  in subsidiary                    1,187,188                   -
     Purchase of goodwill                        (3,084,739)                  -
     Other net cash provided by
         investing activities                    (1,101,118)            319,971
                                                -----------         -----------

Net cash used by investing activities            (7,768,088)           (844,550)
                                                -----------         -----------


Cash flows from financing activities
     Proceeds from issuance of common stock         956,175                   -
     Other financing activities                     414,927               6,495
                                                -----------         -----------
Net cash provided by financing activities         1,371,102               6,495
                                                -----------         -----------

Net decrease in cash and cash equivalents        (6,787,880)         (1,507,774)

Cash and cash equivalents - beginning             7,992,158           2,016,852
                                                -----------         -----------

Cash and cash equivalents - ending               $1,204,278            $509,078
                                                ===========         ===========

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

NOTE 2 - RESTATEMENT OF THE THREE MONTHS ENDING MARCH 31,1996
         ----------------------------------------------------

Following the installation of new management at its I&J West Coast subsidiary and subsequent to the Company's filing of its first quarter 10-QSB, the Company uncovered certain improper bookkeeping and accounting practices at the Los Angeles subsidiary. As a result, the Board of Directors authorized a full investigation into the accounting practices at the subsidiary and retained special counsel to assist in the investigation. Based on the conclusion of that investigation, the Company has restated its first quarter 1996 Statement of Operations to reduce revenues $90,000 and record additional expenses of $290,000. Such adjustments are reflected in the Financial Statements for the three month period ended March 31,1996.

NOTE 3 - INVENTORIES
         -----------

                                            MARCH 31, 1996
                                            --------------

Raw materials                               $ 261,160
Finished Goods                                701,216
                                            ---------
                                            $ 962,376
                                            =========

NOTE 4 - ACQUISITIONS
         ------------

         On January 9, 1996, the Company completed the acquisition of Bay Area Bagels, Inc., a private company which owned eight bagel bakery stores in the San Francisco Area. The purchase price was 65,500 shares of Common stock of the Company and $85,000. The transaction was treated as a purchase for accounting purposes.

         On January 17, 1996, the Company completed the acquisition of three stores in the Los Angeles market, which were licensed locations of I&J Bagels, Inc. Such stores will be operated as company owned locations. The purchase price was $1,500,000. The transaction was treated as a purchase for accounting purchases.

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

RESULTS OF OPERATIONS

         The total number of operating Manhattan Bagel Company stores has increased from four at December 31, 1990 to 177 at March 31, 1996.

         The following total number of stores were open and operating on the following dates:

                  December 31, 1990...........................          4
                  December 31, 1991...........................         11
                  December 31, 1992...........................         27
                  December 31, 1993...........................         41
                  December 31, 1994...........................         73
                  December 31, 1995...........................        152
                  March 31, 1996..............................        177

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

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

         REVENUES. Total revenues of the Company for the three months ended March 31, 1996 were $8,104,904 as compared to total revenues of $3,166,799 for the three months ended March 31, 1995, a $4,938,105 or 155.9% increase over the three months of the prior year. The increase is primarily attributable to the increased product sales resulting from the increase in the number of franchised stores opened as well as an increase in retail and wholesale sales by the company stores. For the three months ended March 31, 1996, franchise and area development fees were $535,000 and $140,000 respectively. For the three months ended March 31, 1995 master franchise fees were $102,000. Ongoing royalties and continuing license fees increased from $274,344 in the quarter to $734,881, a $460,537 or 167.9% increase.

         COSTS OF GOODS SOLD. Cost of goods sold for the three months ended March 31, 1996 increased 126.1% to $3,162,695 as compared to $1,398,755 for the three months ended March 31, 1995. This increase is directly attributable to the increase in product sales. Costs of goods sold decreased to 53.4% of product sales for the three months ended March 31, 1996 compared to 60.8% of product sales for the three months ended March 31, 1995. This decrease is due to a combination of increased purchasing and manufacturing efficiencies from the automation of the original Eatontown facility and the addition of company owned stores which have a positive impact on gross profit margins.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 186.6% to $4,230,582 for the three months ended March 31, 1996, compared with $1,476,030 for the three months ended March 31, 1995. As a percentage of total revenues, selling, general, and administrative expenses increased to 52.2% for the three months ended March 31, 1996 from 46.6% for the three months ended March 31, 1995. The increase in both absolute dollars and percentage of revenues is attributable to the growth of the company, addition of senior and middle level personnel to manage the growth and the addition of company owned stores which have a negative impact on S.G.&A. margins.

         EARNINGS BEFORE PROVISION FOR INCOME TAXES. Earnings before provision for income taxes for the three months ended March 31, 1996 increased 223.1% to $932,332, compared with $288,533 for the three months ended March 31, 1995. This increase was directly attributable to an increase in the Company's product sales to the franchisees, retail sales and on-going royalty revenue.

         INCOME TAX. Income Taxes provided for the three months ended March 31, 1996 increased 147.9% to $286,917 compared to $115,758 for the three months ended March 31, 1995. The effective tax rate for the three months ended March 31, 1996 was 30.8% compared to 40.1% for the three months ended March 31, 1995. This decline in the tax rate is due to the majority of marketable securities are invested in tax free securities.

         NET INCOME. The Company generated net income of $645,415 ($.09 per share) for the three months ended March 31, 1996, as compared to net income of $172,775 ($.03 per share) an increase of 273.6% over the three months ended March 31, 1995 as a result of the factors discussed above.

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

         The Company had working capital of $28,454,316 at March 31, 1996, which represents a decrease of $2,381,207 from December 31, 1995. This decrease in working capital is a result of the Company using its working capital to fund expansion. The Company believes there are no long-term trends or events that would have a material negative impact on working capital. Moreover, except for equipment purchases for the new bagel manufacturing facilities financed by the Economic Development Bonds, the Company has no material commitments for capital expenditures. The Company also has two short-term credit facilities aggregating $2,300,000 for use in funding construction of Manhattan Bagel stores.

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

                                                MANHATTAN BAGEL COMPANY, INC.
                                                (Small Business Issuer)



Dated:    January 7,1997                        By: S/N JACK GRUMET
                                                    ---------------
                                                Jack Grumet,
                                                Chairman of the Board and
                                                Chief Executive Officer
                                                Chief Financial Officer