Form 10-Q/A
period 1996-09-30
MANHATTAN BAGEL CO INC
filed 1997-01-30
CIK 914565

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

Part 1 - Financial Information
         Item 1 Financial Statements

                          MANHATTAN BAGEL COMPANY, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                               SEPTEMBER 30,1996
                                                               -----------------
                                                            (RESTATED UNAUDITED)

          ASSETS

Current Assets
     Cash and cash equivalents                                      $ 1,015,444
     Marketable securities                                           12,920,314
     Accounts receivable, net of allowance for
          doubtful accounts of $9,924                                10,616,193
     Inventories                                                      1,369,164
     Current maturities of notes receivable                             103,335
     Income taxes receivable                                          1,559,646
     Prepaid expenses and other current assets                          802,762
                                                                    -----------
          Total current assets                                       28,386,858
                                                                    -----------

Property and equipment, net of accumulated
     depreciation of $2,833,535                                      11,472,459
                                                                    -----------

Other assets
     Notes receivable, net of current maturities                      6,373,905
     Goodwill, net of accumulated amortization of $133,331            4,537,067
     Security deposits                                                  810,725
     Other assets                                                     3,202,461
                                                                    -----------

          Total Assets                                              $54,783,475
                                                                    ===========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MANHATTAN BAGEL COMPANY, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                               SEPTEMBER 30,1996
                                                               -----------------
                                                            (RESTATED UNAUDITED)

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current maturities of long-term debt                           $ 1,596,445
     Current maturities of capital lease obligations                    129,315
     Accounts payable and accrued expenses                            6,349,494
     Unearned franchise fee income                                      276,379
     Franchise deposits                                                 269,167
     Deferred income taxes                                                6,700
     Other current liabilities                                           49,336
                                                                    -----------
          Total current liabilities                                   8,676,836
                                                                    -----------

     Other liabilities
     Long-term debt, net of current maturities                        4,071,048
     Capital lease obligations, net of current maturities               453,259
     Security deposits                                                  366,007
     Deferred income taxes and other liabilities                        241,000
                                                                    -----------
          Total other liabilities                                     5,131,314
                                                                    -----------

Stockholders' equity
     Preferred stock, 2,000,000 shares authorized,
          no shares issued or outstanding                                     -
     Common stock, no par value, 25,000,000 shares
          authorized, 7,453,822 issued
          and outstanding                                            40,071,988
     Retained earnings                                                  903,337
                                                                    -----------

          Total stockholders' equity                                 40,975,325
                                                                    -----------

          Total liabilities and stockholders' equity                $54,783,475
                                                                    ===========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                     FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                    ----------------------------    ----------------------------
                                                          1996            1995            1996            1995
                                                          ----            ----            ----            ----
                                                       (RESTATED       (RESTATED       (RESTATED       (RESTATED
                                                       UNAUDITED)      UNAUDITED)      UNAUDITED)      UNAUDITED)


Revenues

     Product sales                                  $  7,329,800    $  4,623,232    $ 21,141,202    $ 11,793,530
     Franchise & license related revenue               1,849,466       1,680,967       6,571,226       3,834,088
     Other income                                        235,152          60,957         400,082         132,228
                                                    ------------    ------------    ------------    ------------

                Total revenue                          9,414,418       6,365,156      28,112,510      15,759,846
                                                    ------------    ------------    ------------    ------------


Operating expenses
     Cost of goods sold                                3,909,148       2,170,986      11,045,410       6,089,547
     Selling, general & administrative expenses        5,654,791       2,989,275      15,815,094       7,794,903
     Write-off of investment                           3,010,000            --         3,010,000            --
     Non recurring charges                                  --              --           713,000            --
     Interest income                                    (272,286)         (3,013)       (791,860)        (24,117)
     Interest expense                                    122,424          42,694         308,675         105,650
                                                    ------------    ------------    ------------    ------------

                Total operating expenses              12,424,077       5,199,942      30,100,319      13,965,983
                                                    ------------    ------------    ------------    ------------

(Loss) earnings before provision for income taxes     (3,099,659)      1,165,214      (1,987,809)      1,793,863

(Benefit)  provision for income taxes                   (641,748)        511,166        (454,954)        883,473
                                                    ------------    ------------    ------------    ------------

Net (loss) income                                   ($ 2,367,911)   $    654,048    ($ 1,532,855)   $    910,390
                                                    ============    ============    ============    ============

Net (loss) income per share                               ($0.31)   $       0.12          ($0.21)   $       0.17
                                                    ============    ============    ============    ============

Weighted average number of common &
     common equivalent shares outstanding              7,547,522       5,361,166       7,423,614       5,355,598
                                                    ============    ============    ============    ============



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                      FOR THE NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                    ----------------------------
                                                                        1996            1995
                                                                    ------------    ------------
                                                                     (RESTATED       (RESTATED
                                                                     UNAUDITED)      UNAUDITED)

Net cash provided (used) by operating activities                    ($ 4,175,595)   $    804,962
                                                                    ------------    ------------


Cash flows from investing activities
     Purchases of marketable securities                               (1,911,150)           --
     Sales of marketable securities                                   11,615,836            --
     Acquisitions and construction of property and equipment          (7,329,176)     (4,473,355)
     Other net cash (used) provided by
         investing activities                                         (2,622,359)         26,002
                                                                    ------------    ------------

Net cash used by investing activities                                   (246,849)     (4,447,353)
                                                                    ------------    ------------


Cash flows from financing activities
     Issuance of notes receivable                                     (6,040,600)           --
     Proceeds from issuance of common stock                            3,351,153          83,835
     Other financing activities                                          112,816       2,630,762
                                                                    ------------    ------------
Net cash (used) provided by financing activities                      (2,576,631)      2,714,597
                                                                    ------------    ------------

Net decrease in cash and cash equivalents                             (6,999,075)       (927,794)

Cash and cash equivalents - beginning                                  8,014,519       2,071,766
                                                                    ------------    ------------

Cash and cash equivalents - ending                                  $  1,015,444    $  1,143,972
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


NOTE 2 - INVENTORIES
         -----------

                           September 30, 1996
                           ------------------

Raw materials              $  299,308
Finished Goods              1,069,856
                           ----------
                           $1,369,164
                           ==========

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


                                   Three Months            Nine Months
                                   Ended September 30      Ended September 30
                                   --------------------    --------------------
                                   1996        1995        1996        1995
                                   ----        ----        ----        ----

Net Revenues
Manhattan Bagel Company, Inc.      $  8,782    $  5,476    $ 25,608    $ 13,283
Specialty Bakeries, Inc.                632         889       2,505       2,477
                                   --------    --------    --------    --------
                                   $  9,414    $  6,365    $ 28,113    $ 15,760
                                   ========    ========    ========    ========

Net Income
Manhattan Bagel Company, Inc.      $ (2,504)   $    728    $ (1,567)   $  1,323
Specialty Bakeries, Inc.                136         (74)         34        (413)
                                   --------    --------    --------    --------
                                   $ (2,368)   $    654    $ (1,533)   $    910
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


NOTE 4 - NON-RECURRING CHARGE
         --------------------

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

NOTE 5 - CONTINGENCIES
         -------------

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

NOTE 6 - WRITE OFF OF INVESTMENTS
         ------------------------

         Based upon the results of a review of its West Coast operations, the company has decided to close its bagel production facility in Los Angeles and to temporarily supply its West Coast operations from Eatontown to assure product quality. The Company has also decided to sell, franchise or close the San Francisco locations acquired in January, 1996 operating under the name Holey Bagel. As a result of these decisions, the company is writing off $3,010,000 comprised of the goodwill ($1,711,000) fixed assets ($874,000) and other assets and accruals ($425,000) acquired in the Bay Area Bagel acquisition (see Note 3) and the Los Angeles commissary and the sale or closure of the locations. The amount of goodwill was reflective of the price of the Company's common stock at the time of the acquisition. This write-off is reflected in the results of operations for the three months and nine months ended September 30, 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


         The Company's financial statements for the three and nine month 1996 periods reflect the recordation of two non-recurring charges as well as several acquisitions made by the Company during 1996.

         The Company's recently completed review of its West Coast operations led to Management's determination to record in the third quarter a write-down of its investments of $3.0 million relating to such operations. As a result of this review, Management concluded that in the wake of escalating product demand from the growing store base, the quality of the bagel dough being produced in the Los Angeles manufacturing plant was not up to the Company's current standards. Rather than compromise on quality, the Company elected to shut down the plant and to reopen its plant on Meridian Road in Eatontown, New Jersey, and to supply bagels to the West Coast from this facility. Approximately $700,000 of the write-down reflects the write-down of machinery, equipment and the leasehold improvements at the Los Angeles plant.

         Such review also led to the determination that the eight Holy Bagel stores in San Francisco acquired in January 1996 will be either franchised, sold or closed by the end of the first half of 1997. Accordingly, the Company has written off the goodwill and written down the assets associated with the stores to their net realizable value, which write-off's are the balance of $2.3 million included in the write-down of investments. The write-off of investments substantially impacts the comparability of the three and nine month 1996 periods with the corresponding periods of 1995.

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

RESULTS OF OPERATIONS

         The total number of operating Manhattan Bagel Company stores has increased from four at December 31, 1990 to 271 at September 30, 1996.

         The following total number of stores were open and operating on the following dates:

        December 31, 1990....................................          4
        December 31, 1991....................................         11
        December 31, 1992....................................         27
        December 31, 1993....................................         41
        December 31, 1994....................................         73
        December 31, 1995....................................        152
        September 30, 1996...................................        271

         In addition, on September 30, 1996, the Company had over 100 additional stores in various stages of development.

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

         For the comparative nine month periods ending September 30 1996 and September 30, 1995, same store retail sales as reported by the Company's bagel franchisees (which are unaudited), increased 1.9%, and total sales rose from $26.2 million to $59.6 million, an increase of $33.4 million or 127.4%. The amounts so reported are exclusive of three original stores that are on a fixed royalty basis and are not required to report sales to the Company. The amounts so reported also exclude the I & Joy stores which were previously operated by I&J and acquired on June 29, 1995. New stores generally show greater increases in their sales from period to period during their first years of operation. As stores mature, the relative increase in their sales from period to period can be expected to decline. Although the number of new stores in the Company's chain continues to grow, new stores will increasingly constitute a smaller percentage of total sales. Accordingly, on average the increase in same store sales is expected to be at the more moderate levels than reported in prior periods.

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

         WRITE-OFF OF INVESTMENTS. Write-off of Investments of $3,010,000 for the three months ended September 30, 1996 were comprised of the goodwill and fixed assets acquired in the Bay Area Bagel acquisition (see Note 3, Notes to the Condensed Consolidated Financial Statements) and the Los Angeles (I&J) commissary (see Note 6, Notes to the Condensed Consolidated Financial Statements).

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

         LOSS BEFORE PROVISION FOR INCOME TAXES. Loss before provision for income taxes for the three months ended September 30, 1996 was $3,009,659, compared with income of $1,165,214 for the three months ended September 30, 1995. This decrease is attributable to the $3,010,000 write-off of investments (see Note 6, Notes to the Condensed Consolidated Financial Statements) and increases in cost of sales and SG&A expenses as a percentage of sales discussed above.

         INCOME TAX. Provision for income taxes for the three months ended September 30, 1996 was a benefit of $641,748 compared to expense of $511,166 for the three months ended September 30, 1995. The benefit is a result of the loss for the quarter and the tax-free status of the majority of interest income.


         NET LOSS. The Company generated a net loss of $2,367,911 ($.31 per share) for the three months ended September 30, 1996, as compared to net income of $654,048 ($.12 per share) for the three months ended September 30, 1995 as a result of the factors discussed above.

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

         WRITE-OFF OF INVESTMENTS. Write-off of Investments of $3,010,000 for the three months ended September 30, 1996 were comprised of the goodwill and fixed assets acquired in the Bay Area Bagel acquisition (see Note 3, Notes to the Condensed Consolidated Financial Statements) and the Los Angeles (I&J) commissary (see Note 6, Notes to the Condensed Consolidated Financial Statements).

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

         LOSS BEFORE PROVISION FOR INCOME TAXES. Loss before provision for income taxes for the nine months ended September 30, 1996 was $1,987,809 compared with earnings of $1,793,863 for the nine months ended September 30, 1995. This decrease was attributed to a non recurring charge of $713,000 (See
Note 4, Notes to Condensed Consolidated Financial Statements), the $3,010,000 write off of investments (See Note 6, Notes to Condensed Consolidated Financial Statements) and the increase in cost of sales and SG&A expenses as a percentage of sales discussed above.

         INCOME TAX. Income tax benefit for the nine months ended September 30, 1996 was $454,954 compared to an expense of $883,473 for the nine months ended September 30, 1995. The effective tax rate for the nine months ended September 30, 1996 of 22.9% is due to the tax free status of the majority of interest income offset by the non-deductible portion of the write-off of investments.

         NET LOSS. The Company generated a net loss of $1,532,855 ($.21 per share) for the nine months ended September 30, 1996, as compared to net income of $910,390 ($.17 per share) for the nine month period ended September 30, 1995 as a result of the factors discussed above.

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

         On April 9, 1996 the Company received net proceeds of $1,911,150 from the sale of 90,000 shares of common stock pursuant to the exercise of an over-allotment option in connection with an underwritten public offering of shares owned by shareholders of the Company. In addition the Company received $1,440,003 from the sale of stock to employees and consultants through the Company's stock option plan. These proceeds will be utilized for general corporate and working capital purposes.

         On May 24, 1996 the Company executed a $25 million dollar franchisee financing agreement with Atlantic Financial Services. Under the terms of the Agreement, the Company has agreed to guarantee certain portions of these loans in exchange for more favorable terms and rates for the Company's franchisees. The aggregate liability of the Company under this arrangement is the greater of
(i) $1,500,000 or (ii) 20% of the first $10,000,000 aggregate principal amount of loans to franchisees and 10% of the remaining $15,000,000 principal of loans to franchisees. At September 30, 1996 the Company's potential liability was $676,131 constituting the full amount of the loans outstanding to franchisees under the franchise financing program.

         On August 8, 1996 the Company obtained a $7.5 million revolving line of credit from First Union Bank, N.A. The agreement provides for a number of negative financial covenants, including minimum requirements with respect to a fixed charge coverage ratio, a current ratio, leverage (as defined), tangible net worth requirements and that the Company will not incur losses for two consecutive quarters. The Company believes that it is in compliance with all ratios and requirements as of September 30,1996.

         The Company's cash flow used by operating activities during the first nine months of 1996 was $4,175,595 compared to a cash flow of $804,962 provided by operating activities during the nine months of 1995. During the nine months ended September 30, 1996, cash flow used from net loss and depreciation was $732,964. The decrease in cash and cash equivalents of $6,999,075 was primarily due to the acquisition of Bagel Brothers factories for $2,000,000 and 50,000 shares of the Company's common stock (non-cash item). The Company also provided Bagel Brothers with $6,000,000 in financing (see note 3 - Acquisition). .

         The Company had working capital of $19,710,022 at September 30, 1996, which represents a decrease of $11,125,501 from December 31, 1995. This decrease in working capital is primarily a result of the Bagel Brothers transaction. At September 30,1996, the accounts receivable balance was greater than the total revenue for the three months ended September 30,1996 primarily due to an increase in the construction receivable which in turn increased as a result of increased starts on new stores. The Company believes there are no long-term trends or events that would have a material negative impact on working capital.

         The Company intends to construct a new bagel dough and cheese spread manufacturing facility to supply its West Coast stores. The costs to complete this facility are estimated to be $1.3 million.

         Management believes that the Company's working capital, credit facilities and anticipated funds generated internally from operations will be sufficient to finance the Company's anticipated growth and to meet the Company's liquidity requirements for the foreseeable future including the construction of the new West Coast bagel dough and cheese spread manufacturing facility.

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

                                            MANHATTAN BAGEL COMPANY, INC.
                                            (Small Business Issuer)



Dated:    January 30, 1997                  By: S/N Jack Grumet
                                                ----------------
                                            Jack Grumet,
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            Chief Financial Officer