Form 10KSB
period 1996-12-31
MANHATTAN BAGEL CO INC
filed 1997-04-15
CIK 914565

SECURITIES AND EXCHANGE COMMISION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark one)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [Fee Required]
                   For the fiscal year ended December 31, 1996

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [No Fee Required]
              For the transition period from ________ to _________

                         Commission File Number 0-24388


                          MANHATTAN BAGEL COMPANY, INC.

                 (Name of small business issuer in its charter)

         NEW JERSEY                                          22-2981539
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

    246 Industrial Way West                                    07724
     Eatontown, New Jersey                                   (Zip Code)

Issuer's telephone number  (908) 544-0155

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 1996 were $36,944,549. The aggregate market value of the voting stock held by non-affiliates as of April 11, 1997 was $33,077,532.

As of April 11, 1997, there were 7,454,822 shares of the registrant's common stock outstanding.

                       Documents Incorporated by Reference
The information required with Part III of this Form 10-KSB is incorporated by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to rule 14a-101.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-KSB, particularly under Items 1-8, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.

     Specifically, the Company is dependent upon the success of existing and new franchised and Company owned stores and alternative distribution outlets; the success of the Company, its master franchisees and area developers in getting new stores or other retail locations opened; the ability of the Company and its master franchisees to attract new qualified franchisees; and such other factors as competition, commodity pricing and economic conditions.

     The opening and success of Manhattan Bagel Company stores will depend on various factors, including the availability of suitable store sites and the negotiation of acceptable lease terms for new locations, the ability of the Company or its franchisees to obtain construction and other necessary permits in a timely manner the ability to meet constructions schedules, the financial and other capabilities of the Company's franchisees and master franchisees, and general economic and business conditions.

     The Company's success is partially dependent on its ability to attract, retain and contract with suitable franchisees and the ability of these franchisees to open and operate their stores successfully.

     The Company's business may also be subject to changes in consumer taste, national, regional and local economic conditions, demographic trends and the type, number and location of competing businesses. Competition in the bagel industry is increasing significantly with an increasing number of national, regional and local stores competing for franchisees and store locations as well as customers.

     The Company's future results may also be negatively impacted by future pricing of the key ingredients for its frozen bagel dough.

     The success of Manhattan Bagel Company units in alternative distribution locations, including convenience stores, supermarkets, military bases and other non-traditional locations, will depend, in addition to the factors affecting traditional franchisee and Company owned stores, on the success of the locations in which they are located.

     The openings and remodelings of Manhattan Bagel stores, as well as openings of units within alternative locations, may be subject to potential delays caused by, among other things, permitting, weather, the delivery of equipment and materials, and the availability of labor.

                                     PART 1

Item 1.   Description of Business

     Manhattan Bagel Company Inc. ("the Company") manufactures bagel dough and blends a wide variety of cheese spreads that are distributed to its franchised, licensed and Company-owned stores. The bagels sold by the stores are first boiled and then baked in the traditional "New York" style. Since the opening of the first store in 1987, the Company's retail system has grown to 293 stores as of December 31, 1996, consisting of 258 franchised and licensed stores and 35 Company-owned and joint-ventured stores in 18 states and Canada.

Market Opportunity

     The consumer food products industry is being shaped by several factors, including increased consumer demand for healthier food products. Management believes many American consumers are actively seeking to reduce the fat content and improve the nutritional content of their diet. A survey has reported that the single most important factor influencing a buying decision among consumers who read nutritional labels is fat content. Bagels have a significantly lower fat content than food alternatives typically purchased for breakfast take-out such as donuts and pastries, and it is management's belief that consumers generally consider bagels to be a healthier alternative.

     When Kraft General Foods Inc. purchased Lender's Bagels in 1984 and began distributing frozen bagels through supermarket chains throughout the United States, the popularity of bagels began to increase significantly throughout the country. Bagels are believed to be the fastest growing breakfast food in the United States and national bagel sales were estimated to be in excess of $2 billion in 1995.

     The bagel industry is primarily comprised of small operators that operate one or a few stores and larger bagel chains that generally have their bagel dough produced at each retail location or at independently-operated regional facilities. See "Competition." As a result, bagel quality can vary from location to location within these chains. Management of the Company believes that there is a significant market opportunity for companies able to produce large volumes of consistent, superior quality bagels and distribute such product nationally and internationally.

Strategy

     The Company's objective is to become one of the leading producers of fresh bagels and bagel dough nationally, utilizing the strength of its franchise stores and brand name to create demand for the Company's products. Key elements of the Company's strategy include the following:

     Control of Manufacturing and Distribution. The Company places great emphasis on product quality in both bagels and cheese spreads, which it believes, together with competitive pricing, is the primary factor in a consumer's decision to patronize Manhattan Bagel Company stores. The Company believes that controlling the manufacture and distribution of bagels and cheese spreads is key to ensuring its product quality and thereby maximizing profitability. To support this business philosophy and rapid growth, the Company has continued to expand its manufacturing capacity and to make significant improvements in processing technology and formulations.

     During 1996, the Company opened a new highly automated state-of-the-art manufacturing facility in its corporate headquarters building in Eatontown, NJ and a modest manufacturing operation in Calgary, Alberta. In 1997 the Company expects to significantly increase overall Company manufacturing capability with the addition of a second production line in Eatontown. The Company is constructing a new 25,000 sq. ft. distribution facility adjacent to the existing factory, which is expected to quadruple raw material and finished goods storage. As a result, the Company's Eatontown production capacity is expected to double. (See "Bagel Manufacturing and Distribution"). Also, the Company is planning to construct a new bagel dough manufacturing facility in or around Los Angeles, CA to service the Company's West Coast stores. This facility is expected to be in operation in the fourth quarter of 1997. All these changes combined are expected to provide the Company with the capability of supporting up to 625 stores.

     Increase Sales. The Company intends to increase sales of its products by expanding its number of stores. To achieve new store growth, the Company will seek to license experienced area developers to open multiple units within an exclusive territory; to increase the number of single unit franchisees sold both directly and through master franchisees; and to accelerate the development of stores within supermarket chains and other alternate distribution channels. The total number of stores has increased from four on December 31, 1990 to 293 on December 31, 1996. The Company had an additional 100 stores in various stages of development as of December 31, 1996. The Company will continue to seek to attract experienced retail operators for single unit and multiple unit franchised development, and to ensure that each franchisee strictly adheres to the Company's high standards. The Company sold six area development territories in 1996 for a commitment to develop and open over 100 stores within a three to four year period. Territories sold include Dallas/Ft. Worth, TX; Lansing, MI; Morris County, NJ; Center City Philadelphia, PA; Tucson, AZ and Clark County, NV.

     The Company also implemented a multi-faceted re-imaging program in 1996. This program included an advertising campaign promoting Manhattan Bagel Company's bagels as, "America's Most Wanted", employed in radio and print ads. In addition, the Company created a new corporate logo and new store design highlighted by a colorful, full length wall mural specially commissioned for the Company, which will be utilized in all newly constructed stores and elements of which are being installed in many of the Company's existing franchised and Company owned stores.

     Alternative Distribution Strategies. The Company believes that marketing and selling its products in association with national or regional chain stores or food service providers (co-branding, offers an excellent way to expand the distribution of its products. Co-branding arrangements may range from over-the-counter sales of the Company's products by the chain store, in-store kiosks to display and sell the Company's products or opening a Manhattan Bagel Company store either, owned or franchised, in association with a chain. The Company is continuing to develop new types of carts, kiosks and other branded display formats. The Company believes that its method of manufacturing and shipping frozen raw bagel dough to retail stores provides the necessary flexibility and simplicity of operation to expand distribution with a broad range of retailing environments.

     The Company is pursuing alternative distribution opportunities with strong regional supermarket chains, major food service contractors that service non-traditional retail environments, and established food retailers.

     Distribution within supermarkets may include a traditional branded retail unit which boils and bakes bagels at the store, a reduced sized unit which produces bagels or non-producing full service kiosks or self-service branded product cases. The Company currently has agreements with Von's Supermarkets in California in which four units are open, Kroger's in Georgia and North Carolina in which three units are open, Clemens Market in Pennsylvania in which two units are open, Foodtown in New Jersey in which one unit is open and through its regional master franchisee, HEB in Texas in which eighteen branded cases have been installed.

     The Company also seeks to expand its distribution through major food service contractors in non-traditional retail environments, such as college campuses, military bases, hospitals, airports and convenience stores and food courts on toll roads. An agreement has been signed with ARAMARK Corp. providing the Company's franchisees the right to place Manhattan Bagel cases on college campuses, serviced by ARAMARK. Under this agreement, Manhattan Bagel branded product cases are currently found at the University of Delaware and at Westchester State College in Pennsylvania. A license agreement has also been signed with AAFFES, to operate traditional Manhattan Bagel Company stores and Kiosks within military bases in the United States and certain other countries.

     Co-branded distribution with other established food retailers is also being expanded. Co-branded units will consist of a Manhattan Bagel Company store combined with at least one other compatible brand, sharing one facility with common seating and preferably common supervision. A Co-branding agreement has been signed with Ranch 1 Group to develop and operate or franchise others to operate Manhattan Bagel Company units in Manhattan. This agreement calls for the development of at least 20 co-branded stores within 4 years. Manhattan Bagel recently signed a co-branding agreement with Jreck Subs, Inc. to open Manhattan Bagel units within Jreck Sub shops in central and northeastern New York State. Eight Jreck shops already have co-branded bagel shops which are being replaced with Manhattan Bagel Company units. Jreck expects to open an additional 20 units during the next twelve months.

     The Company is pursuing alternative distribution opportunities with regional supermarket chains, major food service contractors which service non-traditional retail environments, and established food retailers as discussed above. The Manhattan Bagel Company units operated in these alternative distribution locations are typically operated by the Company's franchisees and in some cases are secured by the Company's master franchisees. In the case of established food retailers, the co-venturer may act as a franchisee or its franchisees may in turn offer a Manhattan Bagel franchise to its franchisees. The Company typically works out a different franchise fee arrangement in these types of co-branding situations.

Products

     The Company seeks to provide the consumer with superior quality products, primarily bagels and cheese spreads, combined with excellent service in a clean pleasant environment. The Company's bagels are prepared in each store with the Company's frozen raw bagel dough using a technique which requires the bagel to be boiled first, then baked, under the Company's quality control guidelines, a procedure which is believed to be the traditional "New York" style. Non-producing locations such as branded cases or kiosks are typically provided with bagels prepared at a local store or commissary.

     In addition, the Company blends and supplies a wide variety of cheese spreads, including low fat and no fat cheese spreads to substantially all of the Company-owned and franchised stores. The Company purchases plain cream cheese from independent suppliers and mixes in ingredients at its manufacturing facilities. The Company produces cheese spreads in seven ounce and one ounce containers.

     The Company manufactures and distributes to its franchisees and Company-owned stores frozen raw bagel dough from its central manufacturing facilities. By supplying the franchisees and Company-owned stores with frozen raw bagel dough and cheese spreads, the Company is able to control the quality of product sold in the stores. All but three stores purchase frozen raw bagel dough from the Company. Other benefits realized include an easier and more efficient operation at the stores; a reduction in the cost of establishing a franchise outlet; and a reduction in utility costs and labor costs. The bagel dough is delivered to each store generally by the Company's and or distributors delivery vehicles.

     In addition to bagels and cheese spreads, Manhattan Bagel Company stores generally offer coffee, soft drinks, deli meats, salads, muffins and soups.

Bagel Manufacturing and Distribution

     The Company believes that it has developed significant know-how and technical expertise for manufacturing and freezing mass quantities of raw bagel dough in variable conditions to produce a high-quality product more commonly associated with smaller bakeries. The Company believes this system enables stores to provide all Company customers with consistent, superior products, thereby helping to build brand name awareness and customer loyalty. The Company currently operates bagel manufacturing and distribution facilities located in Eatontown, NJ and Greenville, SC which provide bagel dough to Company-owned and franchised stores.

     The Company's primary bagel dough manufacturing facility is located at the Company's headquarters in Eatontown, New Jersey. The facility, which became operational in April 1996, is currently capable of supplying 150 stores at current store sale levels. This highly automated, state-of-the-art facility was originally built with the ability to expand its capacity by adding a new production line. In 1996, the new line was added which has become operational, pending the completion of a new 25,000 square foot distribution facility being constructed adjacent to the manufacturing facility. The new distribution facility is expected to quadruple raw material and finished good storage capacity which is necessary to support the product to be produced when the new line is operational. When fully operational, the manufacturing facility will be capable of supplying 300 stores at current store sales levels.

     The Company also continues to operate its original Eatontown facility which was expanded in 1994 and 1995 and is currently capable of supplying 100 stores at current store sales levels. The Company's lease for this facility extends through December 1997 and the Company does not have an option to renew it.

     The Company's bagel manufacturing facility located in Greenville, South Carolina, became operational in July 1995 and has the capacity to supply 100 stores at current store sales levels. It supplies the Company's franchised stores in the Southeastern territory of the United States, including stores in Florida, Georgia, North Carolina, South Carolina, Virginia and Arkansas.

     During the third quarter of 1996, the Company opened a modest bagel and cheese manufacturing facility in Alberta, Calgary. Distribution in Canada has been handled by an outside distribution company.

     The Company had previously announced that it intends to construct a new bagel and cheese spread manufacturing facility in the metropolitan Los Angeles, CA area which will also provide offices for the Company's West Coast operations.

     The Company's products are typically delivered by truck directly from the manufacturing facility to the store. The Company has determined that in certain regions, because of the distance of stores from the manufacturing facility, it is more efficient to deliver bagel dough and cheese spreads to a local distribution facility having adequate freezer facilities, from which products are delivered to the stores. The Company has established manufacturing and distribution facilities in Greenville, SC and Calgary, Alberta, CN; and additional distribution facilities in Richmond, VA; Los Angeles, CA; Longwood, FL; West Hartford, CT and Houston, TX.

     The Company generally seeks to operate a bagel manufacturing facility to serve stores within a distance considered to be manageable for the Company's trucks to make regular deliveries to stores or distribution facilities. As the Company expands its distribution network by adding franchised and Company-owned stores, it continually evaluates the relative cost effectiveness of delivering products to stores within a particular region from existing manufacturing plants versus delivering to distribution facilities or establishing new manufacturing facilities. As store density, sales volume and the geographic scope of distribution expands, the Company expects to open additional regional bagel manufacturing plants.

Franchising

     The Company offers both single unit and multi-unit franchises throughout the United States. The Company is currently legally permitted to offer franchises in over 40 states. The Company offers franchises both directly by the Company and through master franchisees. The Company has sold master franchise rights for six territories in the United States and the master rights to Canada.

     The Company attempts to attract single and multiple unit franchisees that are committed to the Company's high standards of product quality and customer service. All franchisees are required to operate their stores in accordance with the guidelines and standards detailed in the Company's operations manual. The Company conducts regular inspections of franchise stores to determine whether the stores meet applicable standards, and works with franchisees to improve substandard performance. The Company is also attempting to attract area developers with multi-unit retail experience and the organizational and financial resources to develop and operate multiple units within an exclusive territory on a reasonably aggressive time schedule. Five area development territories were sold in 1996 for a commitment to open over 100 units over the next three to four years.

     Current franchise agreements provide for payment of an initial franchise for traditional producing stores of $30,000 with lesser fees for additional traditional or alternative units. Current franchise agreements also provide for a weekly 5% royalty of gross sales (exclusive of sales tax) and a monthly contribution to a national advertising fund ranging from .5% to 4.0% of gross sales (the current contribution) depending when the franchise was sold. Franchise agreements provide each franchisee with an area of exclusivity, which allows only that franchisee to open additional units in that area of exclusivity. Although an area of exclusivity is generally irregularly shaped, it may range from 1 to 2 blocks in a dense city to approximately 2 to 3 miles in suburban locations, and is determined by the primary population base and activity generator sites, which support the location. Exceptions to the area of exclusivity may include non-traditional distribution opportunities and supermarkets. The franchise agreement term runs concurrent with the lease term. In the past, the Company has signed the majority of the leases as lessee and subleased the store to the franchisee. Each franchise agreement provides the right to renew the franchise, at no additional cost, if the lease term is renewed. While costs including initial franchise fee, cost of construction, equipment and other start-up expenses vary by location and type of store, such costs usually range from $175,000 to $250,000. It typically takes six to eight months from the signing of a franchise agreement to the opening of the store.

     In certain instances the Company has become a joint venture partner in a franchise in return for providing funds for the start-up costs of the Manhattan Bagel store. The Company is currently a joint venture partner in three franchises. The Company may also operate stores opened in a new location and stores repurchased from franchise owners (where the Company believes a change of ownership is beneficial). At December 31, 1996 the Company was operating 32 stores and intends to sell the majority of these stores to franchise owners in 1997.

     The Company has the right to terminate a franchise agreement for a variety of reasons, including a franchisee's failure to make payments when due or failure to adhere to the Company's policies and standards. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise. See "Government Regulation."

Field Support/Marketing

     The Company provides field support services to its franchisees to help franchisees maximize business and financial management, acquire local market area penetration, maintain quality control and customer service excellence, stay abreast of new product developments and to allow the franchisees the opportunity to share new business ideas with the Company and provide advertising services. See "Advertising."

     Prior to opening a new store, all franchisees go through Bagel University, a two-week training program run each month by the Company which includes one week of classroom training in marketing, administrative record keeping, and inventory control, and one week of training in baking and food preparation. This program is also available to employees of franchisees. The Company has an 1,100 square foot fully equiped store located inside Company headquarters which serves as an operational training center. The Company also provides on-site personnel for each store's grand opening. After a store opens, the Company's regional franchise consultants monitor operational results, visit stores for on-site consultation and provide advice based on the experience of other franchisees. Management of the Company reviews franchise store sales weekly and attempts to provide operational assistance as necessary.

Master Franchises

     The Company has pursued a strategy of developing new territories through the sale of master franchises. The Company has sold master franchises in the following areas: a territory consisting of the states of North Carolina, South Carolina and Georgia; a territory consisting of the states of Maryland, Virginia and the District of Columbia; a territory consisting of the state of Florida; a territory consisting of western New York, Erie, Pennsylvania, and southern Ohio; a territory in Texas consisting of Austin, San Antonio and El Paso; a territory in northern California consisting of Sacramento, San Francisco and San Jose; and a territory consisting of Canada.

     A master franchisee is responsible for selling franchises, finding locations, negotiating leases, supervising the design and building of new stores, training franchisees and supervising them after the locations are opened, all in accordance with Company's quality control guidelines. The Company retains the right to supply the bagel dough and cheese spreads to franchisees of the master franchisee.

     Current master franchise agreements provide for a payment by the master franchisee which is based on the population of the territory covered by such master franchise. Master franchise fees are generally calculated based on a negotiated rate per person in that territory. The master franchisee is responsible for collecting the initial franchise fee and royalties from each franchisee in its territory. As part of the master franchise agreement, the master franchisee retains two-thirds of the initial franchise fee and royalties payable by the individual franchisees in the master franchisee's territory, and remits to the Company one-third of such amounts.

     The master franchise agreement requires the master franchisee to secure the lease for the individual franchisees in the name of the master franchisee. If required by a landlord, the Company has signed the leases as an accommodation to a master franchisee, in which event the Company has received the guarantee of its master franchisee.

     Master franchisees have minimum franchise sales requirements to maintain their exclusive rights in their respective territories. Those master franchisees with territories that are part of a state, are required to sell a minimum of three franchises a year for ten years in order to maintain their exclusive rights. Those master franchisees with territories equal to a state or multiple states, must sell six franchises per year for ten years to maintain their exclusive rights.

     In March 1996, two master franchises were sold. The first master was sold the rights in Texas for Austin, San Antonio and El Paso, while the second master was sold the rights in northern California.

Area Developers

     The Company also seeks to franchise exclusive territories to experienced multi-unit retail operators, preferably with food service experience. Area developers have the financial and organizational resources to rapidly develop and operate Manhattan Bagel stores in a given geographic area. Area development agreements have been sold in Dallas/Ft. Worth, TX; Lansing, MI; Morris County, NJ; Tucson, AZ; Center City, Philadelphia, PA and Clark County, Nevada.

     Area developers are granted limited exclusivity to develop and operate stores within a predetermined geographic area. Limits to exclusivity include supermarket distribution and non-traditional retail opportunities. To maintain development rights developers must open units in accordance with a predetermined schedule, meet all financial obligations to the Company and operate stores within established operating standards.

Leasing/Construction of Stores

     The Company has historically leased free standing space, as well as, space in convenience centers, neighborhood shopping centers, community shopping centers, and dense urban areas and subsequently sub-leased the space to its franchisees at the same terms and conditions of the prime lease. The subleases may be terminated in the event that the franchisee defaults under the prime lease, the prime lease is canceled or terminated, or the franchise agreement is terminated.

     Locations leased by the Company are typically leased "triple net," and require the Company to pay its proportionate share of real estate taxes, maintenance and insurance costs and, in some cases, additional rent as a percentage of sales in excess of negotiated amounts. All of the above charges are due from the franchisees under the sub-lease agreement. Generally, the Company leases space for initial terms of ten years and attempts to negotiate for options to renew. The rent for the existing Manhattan Bagel Company stores range from $1,200 to $7,000 per month.

     The Company designs the store and submits the plans to the franchisee and landlord for approval, and then to required officials, for construction permits. The franchisee may then utilize the Company to complete the construction of the store at an additional cost, or may engage other contractors.

     The Company has on occasion helped to finance the construction of a new Manhattan Bagel Company store either through loans to a franchisee or by becoming a joint venture partner in a franchise in return for providing such financing. The Company anticipates, that in limited circumstances, it will continue to provide such financing in the form of loans to franchisees. At times the Company may construct stores where there is an available site and then franchise the location.

     In April 1997, the Company announced that Global Alliance Finance Company, LLC (GAFCO), a wholly owned subsidiary of Deutsche Bank North America, has agreed to provide, on a case-by-case basis, the lending of up to $50 million per year, chainwide, in franchise financing to qualified applicants. The GAFCO program is targeted at multi-unit operators from other franchise systems who plan to open new Manhattan Bagel stores or acquire existing locations. The Company believes that the new financing program will assist it in attracting new area developers.

Store Locations

     The following table sets forth by location the number of Company-owned, franchised and licensed stores as of December 31, 1996.

                                 STORE LOCATIONS

                                        1996 STORES OPEN                                       1997 STORES IN
                                                                                               DEVELOPMENT
STATE                             Company       Franchised          Total           Company      Franchised      Total
New Jersey                            2              49              51               5              14              19
Pennsylvania                          3              45              48               1              14              15
California                           25              14              39               3               8              11
New York                              2              24              26               2               9              11
Florida                               0              22              22               0               7               7
Virginia                              0              18              18               0               3               3
Ohio                                  2              15              17               7               3              10
Georgia                               0              15              15               0               4               4
Connecticut                           0              14              14               0               0               0
North Carolina                        0              13              13               0               0               0
Canada                                0               8               8               0               0               0
Texas                                 0               7               7               0               8               8
Delaware                              0               5               5               0               0               0
Arizona                               0               3               3               0               2               2
Massachusetts                         1               2               3               0               1               1
Maryland/DC                           0               2               2               0               1               1
Rhode Island                          0               1               1               0               0               0
South Carolina                        0               1               1               0               1               1
Arkansas                              0               0               0               0               3               3
Nevada                                0               0               0               0               1               1
Michigan                              0               0               0               0               3               3
                                      -               -               -               -               -               -

TOTAL                                35             258             293              18              82             100
                                     ==             ===             ===              ==              ==             ===

     The number of franchised and licensed stores in development represent locations for which the Company has executed franchise agreements or signed leases. While historically few franchisees that have reached this stage of development fail to commence operations, no assurance can be given that all such stores will ultimately open.

Acquisitions

     On June 29, 1995, the Company acquired I&J Bagels Inc. I&J was a private company which owned and licensed a total of 17 bagel bakery stores in the Los Angeles area operating under the name of I & Joy Bagels. The Company completed the acquisition through the merging of a newly created, wholly-owned subsidiary of the Company with DAB, whose sole asset is all of the stock of I&J, in exchange for 1,500,000 shares of Common Stock of the Company. Accordingly, the audited consolidated financial statements for periods prior to June 29, 1995 have been restated to include the accounts and results of operations of I&J for all the periods presented. The costs associated with this acquisition, primarily legal, accounting and consulting services were charged against earnings in the second quarter of 1995.

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

     On May 22, 1996, the Company completed the acquisition of Specialty Bakeries, Inc. ("SBI") a private company which owned and franchised a total of 23 bagel bakery stores in the Southern New Jersey and Philadelphia areas operating under the name Bagel Builders. The Company completed the acquisition through the merging of a newly created, wholly owned subsidiary of the Company with and into SBI and 132,500 shares of common stock of the Company were issued to the shareholders of SBI. This transaction is being accounted for as a pooling of interests.

     On June 28, 1996, the Company completed a transaction under which it added 23 Bagel Brothers stores (including two under development) to its franchise network. Under terms of the agreement, the Company purchased the Bagel Brothers bagel dough factories in Cleveland and Buffalo for $2,000,000 and 50,000 shares of the Company's common stock. This transaction was treated as a purchase for accounting purposes. Additionally, the Company provided Bagel Brothers with $6,000,000 in financing, which, among other things, provided funds to retire existing loans, to pay franchise fees, and to remodel the 21 operating stores. The Company has the right to convert the loan to equity should certain profit targets be met.

Trademarks and Service Marks

     The Company's Manhattan Bagel (TM) is registered with the United States Patent and Trademark Office, the mark is licensed to franchisees pursuant to the franchise agreements.

     The Company's "Manhattan Bagel" name and Service Mark suggest an association with New York City, which is the place the Company believes is most often associated with quality bagels. Similarly, the Company's depiction of a skyline is intended to invoke a similar association and maintain a recognizable image in the customer's eyes.

     The Company is aware of a number of companies which use various combinations of the words "Manhattan" and "Bagel" in their names, some of which may have senior rights to the Company for such use, but none of which, either individually or in the aggregate, are considered to materially impair the use by the Company of its Service Mark. The Company considers its intellectual property rights to be material to its business and intends to actively defend and enforce them.

Competition

     The Company competes against well established food service companies with greater product and name recognition and with larger financial, marketing and distribution capabilities than the Company's, as well as with innumerable local food establishments that offer similar products. The food service industry in general, and the take-out sector in particular, are intensely competitive with respect to food quality, concept, location, service and price.

     The bagel industry is highly fragmented and has traditionally been dominated by "mom and pop" operators, which creates a unique growth opportunity for the Company's expansion. In addition, there are a growing number of national, regional and local chains, operating both owned and franchised bagel stores. The Company believes that its most direct competitors are Einstein Brothers Bagel, Inc. ("Einstein Brothers"), Bruegger's Corporation ("Bruegger's"), Chesapeake Bagels ("Chesapeake") and Big Apple Bagels ("Big Apple"). Einstein Brothers' retail system consists of over 300 owned and franchised stores. Bruegger's owns and operates 100 retail bagel bakeries with over 300 bakeries franchised. Chesapeake has approximately 150 units in operation. Big Apple has approximately 144 units in operation.

     Recently, the bagel industry has witnessed both rapid expansion and entry from large companies not traditionally in the bagel industry. Boston Chicken, Inc. provided a convertible loan to Einstein Brothers, which under certain conditions can be converted into a majority equity interest in Einstein Brothers. Further, Einstein Brothers recently acquired Noah's New York Bagels, a West Coast chain consisting of approximately 40 stores. Quality Dining Inc. acquired Bruegger's. Dunkin Donuts now offers freshly baked bagels in their system.

     There are several other regional bagel chains with under 100 units, all of which may be expected to compete with the Company, including Bon Jour Bagel Cafe and All American Food Group Inc. In addition, the Company believes that the start-up costs associated with opening a retail food establishment offering similar products on a stand-alone basis are competitive with the start-up costs associated with commencing a Manhattan Bagel Company store and accordingly, such start-up costs are not an impediment to entry into the retail bagel business.

Advertising

     The Company presently advertises and plans to continue advertising its franchises in current stores, franchise trade shows, newspapers and business opportunity magazines.

     The Company and its franchisees also advertise products in newspapers, through direct mailing and on radio and television. Advertising is primarily funded out of the required contribution to the Company's regional advertising co-operative by franchisees. The Company's "Co-operative Advertising" program provides advertising support in the form of recommended advertisements, advertising mats, community cash back programs, gift certificates, "Dozen Club", direct mail and focused local store marketing programs. In 1996, the Company used co-operative advertising funds to air a television commercial in selected New York, Pennsylvania and Connecticut area markets on network television channels.

     The Company implemented a multi-faceted re-imaging program in 1996. This program included an advertising campaign promoting Manhattan Bagel Company's bagels as, "America's Most Wanted", employed in radio and print ads. In addition, the Company created a new corporate logo and new store design highlighted by a colorful, full length wall mural specially commissioned for Manhattan Bagel, which will be utilized in all newly constructed stores and elements of which are being installed in many of the Company's existing franchised and Company owned stores.

Government Regulation

     The Company and its franchisees are required to comply with federal, state, and local government regulations applicable to consumer food service businesses generally, including those relating to the preparation and sale of food, minimum wage requirements, overtime, working and safety conditions, and citizenship requirements, as well as regulations relating to zoning, construction, health, business licensing and employment. The Company believes that it and its master franchisees and franchisees are in material compliance with these provisions. Continued compliance with this broad federal, state and local regulatory network is essential and costly and the failure to comply with such regulations may have an adverse effect on the Company and its franchisees.

     The Company's operations are subject to regulation by the Federal Trade Commission ("FTC") in compliance with the FTC's rule entitled Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures, which requires, among other things, that the Company prepare and update periodically a comprehensive disclosure document, known as the Uniform Franchise Offering Circular ("UFOC"), in connection with the sale and operation of its franchises. In addition, some states require a franchisor to register its franchise with the state before it may offer the franchise. The Company believes that its UFOC, together with any applicable state versions or supplements, complies with both the FTC guidelines and all applicable state laws regulating franchising in those states in which it has offered franchises.

     In addition to the rules governing the offer and sale of franchises, the Company is also subject to a number of state laws, as well as foreign laws (to the extent it offers franchises outside of the United States), that regulate substantive aspects of the franchisor-franchisee relationship, including, but not limited to, those concerning termination and non-renewal. Currently, 18 states, the District of Columbia, Puerto Rico and the Virgin Islands, have Franchise Termination and Non-Renewal Laws. These laws govern the termination and/or non-renewal of the franchise agreement and, by and large, require the franchisor to have good cause, reasonable cause or just cause in order to terminate the franchise agreement or not to renew the franchise agreement. In addition, some of these laws provide for longer cure periods than which currently exist in the Company's franchise agreement.

     Each store will be subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new store. The Company believes that it is in substantial compliance with the applicable laws and regulations governing its operations.

     While the Company intends to comply with all federal, state and foreign laws and regulations, there can be no assurance that it will continue to meet the requirements of such laws and regulations, which, in turn, could result in a withdrawal of approval to franchise in one or more jurisdictions. Any such loss of approval would have a material adverse effect upon the Company's ability to successfully market its franchises. Violations of franchising laws and/or state laws and regulations regulating substantive aspects of doing business in a particular state could subject the Company and its affiliates to rescission offers, monetary damages, penalties, imprisonment and/or injunctive proceedings. The state laws and regulations concerning termination and non-renewal of franchisees are not expected to have a material impact on the Company's operations. In addition, under court decisions in certain states absolute vicarious liability may be imposed upon franchisors based upon claims made against franchisees. Even if the Company is able to obtain coverage for such claims, there can be no assurance that such insurance will be sufficient to cover potential claims against the Company. Further, there can be no assurance that existing or future franchise regulations will not have an adverse effect on the Company's ability to expand its franchise program.

Employees

     At December 31, 1996, the Company had 572 employees. The Company has never experienced a work stoppage and no employees are represented by any labor union. The Company believes that its employee relations are good.

Item 2.   Description of Property.

     The Company's headquarters are located at 246 Industrial Way West, Eatontown, New Jersey 07724. The premises originally included 37,358 square feet of which approximately 13,158 feet are for offices and 24,200 square feet are for a manufacturing facility. Bagel University is also housed at the facility, which includes a fully operational Manhattan Bagel Company store. During 1996 and early 1997, the Company entered into additional leases bringing the total to 68,194 square feet. The new space will be split approximately one-third office and administrative space and two-thirds manufacturing space. The lease was further modified to add an additional 32,493 sq. ft. of manufacturing space to be constructed by the landlord. All of the leases have been rewritten to provide for a similar term, which ends on January 31, 2005 and on January 31, 2015 if two five year options to extend the term are exercised.

     The Company's original bagel manufacturing facility was located at 15 Meridian Road, Eatontown, New Jersey. The Company has a five-year lease for the 11,350 square foot facility, which previously combined the executive offices with the factory operations. The lease began on November 15, 1992, and expires on December 31, 1997. The Company does not have an option to renew the lease, and the Company is utilizing this facility until the expiration of the lease.

     The Company owns and operates a 12,500 square foot manufacturing facility to serve the southeast region on a 1.45 acre parcel of land in Greenville, South Carolina, became operational in July 1995.

     The Company's third facility is located in Los Angeles, California and was acquired as part of the acquisition of I&Joy Bagels, in June 1995. It has been converted to a distribution facility with the manufacturing of bagels being performed in the New Jersey facility, until a new space in San Fernando, California is constructed and opened. The lease for the 10,844 square foot facility commenced in September 1994 and has a term which extends through March 31, 2001. I&J has two five-year options to extend this lease through March 31, 2011 and an option to expand the leased space.

Item 3.   Legal Proceedings.

     On June 20, 1996, the Company announced that following the installation of new management at its I&J West Coast subsidiary. The Company had uncovered certain improper bookkeeping and accounting practices at the Los Angeles subsidiary, that it would be restating its first quarter 1996 statement of operations to account for these improper practices. As a result, the Board of Directors of the Company authorized a full investigation into the accounting practices at the Los Angeles subsidiary and retained special counsel to assist in the investigation. Based on the conclusion of that investigation, the Company restated its first quarter 1996 statement of operations to reduce revenues $90,000 and record additional expenses of $290,000.

     On the day following the announcement, the stock price of the Company's Common Stock declined from a closing price of $21.25 on June 20, 1996 to a closing price of $13.75 on June 21, 1996. As a result, certain class action lawsuits have been filed claiming violation of the Federal securities laws, specifically Rule 10b-5 under the Securities Exchange Act of 1934. These lawsuits from New Jersey and California have now been consolidated into one class action lawsuit in the Federal District Court in New Jersey. Roger Copeland, Henry A. Billetet, Soo May Lee & David Y. Lee v. Jack Grumet, Leonard Johnson, Manhattan Bagel Company, Inc., Eric Cano, Jason Gennusa, Andrew Gennusa, Allan Boren and Debbie Boren, United States District Court, District of New Jersey, Master File No. 96-CV-3351 (MLP) (consolidated). There also remains an additional action filed under California State law and removed to the Federal Court in New Jersey purporting to be on behalf of a class of plaintiffs, the status of which in relation to the class action lawsuits referred to above is unsettled. Christine Overend v. Manhattan Bagel, Co., Inc., et al., Jack Grumet and Leonard Johnson, United States District Court, District of New Jersey, No. 96-CV-5900(MLP). The plaintiffs in these actions seek unspecified money damages. The Company has filed a motion to dismiss the actions and all discovery has been stayed pending the resolution of this motion. Although the Company believes it has acted properly and has adequate defenses to such actions, no assessment of the amount or range of any loss that might be incurred by, or the effects thereof on, the Company should it be found to have violated any law, can be made at this time. In addition, no estimates can reasonably be made at this time of the costs of defense of the actions.

Other Litigation

     The Company is a defendant in a lawsuit recently filed by Jeffrey Boren, Rochelle Boren and the trustees of the JMB Irrevocable Trust. Jeffrey Boren, Rochell Boren, Stephen Boren, as Trustee of the B Irrevocable Trust, dated June 4, 1979; and Naphtalie Deutsch, as Trustee of the JMB Irrevocable Trust, dated June 4, 1979 v. Manhattan Bagel Company, Inc., United States District Court for the Central District of California, Case No. CV97-0276-RAP (ANX).The Plaintiffs claim that the Company failed to comply with contractual obligations under the Agreement and Plan of Merger dated as of May 10, 1995, as amended, by and between the Company, DAB Acquisition Corp., DAB Industries, Inc. and Allan Boren, with respect to the obligations of the Company to register shares owned by the Plaintiffs for public sale by them. The Plaintiffs are seeking damages in unspecified amounts. The Company is defending the claim, and is unable to assess the effect on the financial condition of the Company should there be an adverse determination of this lawsuit.

ALMEG Inc. v. Manhattan Bagel Company, Inc. (United States District Court, for the Central District of California, Case No. CV-96-9046) In December 1996, Plaintiff brought suit alleging breach of contract, breach of fiduciary duty and other alleged defaults under a license agreement signed December 15, 1995 between Plaintiff's assignor and I&J Bagel, Inc., a subsidiary of the Company. A motion to dismiss has been filed by the Company alleging as to certain counts a failure to state a claim upon which relief can be granted and other counts that the main Defendant, the Company has no obligations to this Plaintiff. This motion is pending.

Item 4.    Submission of Matters to a Vote of a Security Holders.

     None

                                     PART II


Item 5.     Market for Common Equity and Related Stockholder Matters.

     The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "BGLS." Prior to October 3, 1995 the Company's Common Stock was listed on the Nasdaq Small Cap Market under the same symbol. The following table sets forth, for the quarters indicated, the high and low bid prices of these securities on the Nasdaq Small Cap Market and the high and low sale prices on the Nasdaq National Market after October 3, 1995.

                                                       High                Low

Year Ended December 31, 1995:
  First Quarter.................................. $  13                  $ 6 1/2
  Second Quarter.................................    16 3/8               12 7/8
  Third Quarter..................................    15 1/2               11 7/8
  Fourth Quarter*................................    22 7/8               12 1/2

Year Ended December 31, 1996:
   First Quarter................................. $  25 1/2              $14 7/8
   Second Quarter................................    29 1/2               11
   Third Quarter.................................    16                    9 3/8
   Fourth Quarter................................    12 1/2                6 3/8

Year Ended December 31, 1997
   First Quarter................................. $  9 1/4               $5 7/16
   Second Quarter................................    6 1/8                5 1/4

* For October 2 and 3, 1995, the high and low bid prices of the Common Stock on the Nasdaq Small Cap Market were $13 1/4 and $12 1/2 respectively.

     The quotations in the above table reflect inter-dealer prices without retail markups, markdowns or commissions. In addition, for all periods prior to October 3, 1995, the quotations do not represent actual transactions.

     As of April 11, 1997, there were approximately 480 shareholders of record and 8,683 beneficial shareholders of the Company's Common Stock.

 Dividend Policy

     The Company has not paid any dividends since its inception and for the foreseeable future intends to follow a policy of retaining all of its earnings, if any, to finance the development and continued expansion of its business. There can be no assurance that dividends will ever be paid by the Company. Additionally, under the terms of its letter of credit arrangements with First Union National Bank (formerly First Fidelity Bank, N.A.), the Company is prohibited from paying dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Any future determination as to payment of dividends will depend upon the Company's financial condition, results of operations and such other factors as the Board of Directors deems relevant

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto appearing elsewhere in this document.

General

     On June 29, 1995, the Company acquired I&J Bagels Inc. I&J was a private company which owned and licensed a total of 17 bagel bakery stores in the Los Angeles area operating under the name of I & Joy Bagels. The Company completed the acquisition through the merging of a newly created, wholly-owned subsidiary of the Company with DAB, whose sole asset is all of the stock of I&J, in exchange for 1,500,000 shares of Common Stock of the Company. Accordingly, the audited consolidated financial statements for periods prior to June 29, 1995 have been restated to include the accounts and results of operations of I&J for all the periods presented. The costs associated with this acquisition, primarily legal, accounting and consulting services were charged against earnings in the second quarter of 1995.

     On January 9, 1996, the Company completed the acquisition of Bay Area Bagels, Inc., a private company which owned eight bagel bakery stores in the San Francisco Area. The purchase price was 65,500 shares of Common stock of the Company and $85,000. The transaction was treated as a purchase for accounting purposes. The Company made a determination that the eight Holey Bagel stores in San Francisco acquired in January 1996 will be either franchised, sold or closed by the end of the first half of 1997. Accordingly, the Company has written off the goodwill and written down the assets associated with stores to their net realizable value, which write-offs of $2.3 million are included in the write-down of investments of $3.0 million.

     On January 17, 1996, the Company completed the acquisition of three stores in the Los Angeles market, which were licensed locations of I&J Bagels, Inc. Such stores are being operated as company owned locations. The purchase price was $1,500,000 and was treated as a purchase for accounting purchases.

     On May 22, 1996, the Company completed the acquisition of Specialty Bakeries, Inc. ("SBI") a private company which owned and franchised a total of 23 bagel bakery stores in the Southern New Jersey and Philadelphia areas operating under the name Bagel Builders. The Company completed the acquisition through the merging of a newly created, wholly owned subsidiary of the Company with and into SBI and 132,500 shares of common stock of the Company were issued to the shareholders of SBI. This transaction is being accounted for as a pooling of interests.

     On June 28, 1996, the Company completed a transaction under which it added 23 Bagel Brothers stores (including two under development) to its franchise network. Under terms of the agreement, the Company purchased the Bagel Brothers bagel dough factories in Cleveland and Buffalo for $2,000,000 and 50,000 shares of the Company's common stock. This transaction was treated as a purchase for accounting purposes. Additionally, the Company provided Bagel Brothers with $6,000,000 in financing, which, among other things, provided funds to retire existing loans, to pay franchise fees, and to remodel the 21 operating stores. The Company has the right to convert the loan to equity should certain profit targets be met.

     Following the installation of new management at its I&J West Coast subsidiary and subsequent to the Company's filing of its first quarter 10-QSB, the Company uncovered certain improper bookkeeping and accounting practices at the Los Angeles subsidiary. As a result, the Board of Directors authorized a full investigation into the accounting practices at the subsidiary and retained special counsel to assist in the investigation. Based on the conclusion of that investigation, the Company has restated its first quarter 1996 Statement of Operations to reduce revenues $90,000 and record additional expenses of $290,000. Such adjustments are reflected in the financial statements for the year ended December 31, 1996. On the day following the announcement, the Company's common stock declined from a closing price of $21.25 on June 20, 1996 to a closing price of $13.75 on June 21, 1996. As a result, certain class action law suits have been filed. The Company believes it has acted properly and has adequate defenses to such actions. Accordingly, no provisions for these contingencies have been made. Certain costs of defense of these actions have been included in the non-recurring charge. See Note 15, Notes to the Consolidated Financial Statements. This non-recurring charge substantially effects the comparability of the results of operations.

     The Company's completed review of its West Coast operations led to Management's determination to record a write-down of its investments of $3.0 million relating to such operations. As a result of this review, Management concluded that in the wake of escalating product demand from the growing store base, the quality of the bagel dough being produced in the Los Angeles manufacturing plant was not up to the Company's current standards. Rather than compromise on quality, during 1996 the Company elected to shut down the plant and to reopen its plant on Meridian Road in Eatontown, New Jersey, and to supply bagels to the West Coast from this facility. Approximately, $700,000 of the $3,010,000 write-down relating to the West Coast operations were the result of the write-down of machinery, equipment and the leasehold improvements at the Los Angeles plant.

     On September 30, 1996, the Company entered into an Area Developer Franchise Agreement with Franchise Concepts, Inc. ("Franchise Concepts") for the Borough of Manhattan, New York, NY. The initial franchise fee associated with the agreement is $300,000 which represents a $15,000 fee for each of the first 20 units. Additional franchise fees for each unit after 20 are $15,000 per unit.

     On November 18, 1996, the Company entered into a loan agreement with Franchise Concepts and Ranch 1 Group, Inc., Ome, Inc. and Dome Enterprises, Inc. Ranch 1 and Ome are wholly-owned subsidiaries of Franchise Concepts. Dome is a wholly-owned subsidiary of Ranch 1. They operate fast food restaurants in New York City which specialize in grilled chicken sandwiches under the name Ranch 1. Ranch 1 is also a franchisor of restaurants to other operators. The Company loaned $1,500,000 to Franchise Concepts, the proceeds of the loan were to be used for expansion and the acquisition of bagel baking equipment for existing stores.

     In connection by the execution of the Loan Agreement the Company was issued shares of common stock of Franchise Concepts equal to 5% of the then issued and outstanding common stock.

Results of Operations

     The total number of operating Manhattan Bagel Company stores has increased from four at December 31, 1990 to 293 at December 31, 1996.

     The following total number of stores were open and operating on the following dates:

       December 31, 1990........................................          4
       December 31, 1991........................................         11
       December 31, 1992........................................         27
       December 31, 1993........................................         41
       December 31, 1994........................................         73
       December 31, 1995........................................        152
       December 31, 1996........................................        293

     In addition, on December 31, 1996, the Company had 100 additional stores in various stages of development.

     The rapid expansion significantly affects the comparability of results of operations in several ways. Total royalty income and frozen raw bagel dough sales rise significantly as new franchised and licensed stores open. New store revenues are not usually as high in the first periods following opening as they are in later periods as evidenced by the same store sales increases discussed below. Total expenses have also risen significantly as the Company expanded its corporate infrastructure. The number of employees as of December 31, 1996 was 617, while the number of employees as of December 31, 1995 was 389. The increase was primarily due to an increase in the number of Company owned stores, an increase in manufacturing and production personnel and an increase in administrative personnel.

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

     The Company's revenues are primarily derived from the sale of frozen raw bagel dough and cheese spreads to franchisees and licensees, retail and wholesale sale of products by the Company-owned stores, and royalties, franchise and license fees, including master franchise fees, and area developer fees. The percentage of revenues derived from product sales to total sales for the year ended December 31, 1996 was 77.5% compared to 76.2% in 1995.

     For the comparative year ended December 31, 1996 and December 31, 1995, same store retail sales as reported by the Company's bagel franchisees (which are unaudited), increased 3.4%, and total sales rose from $40.2 million in the previous 53 week year to $86.2 million during the 52 week ended December 31, 1996, an increase of $46.0 million or 114.4%. Excluding the additional week from 1995, chainwide sales rose 118.2%, with same-store sales for Manhattan Bagel franchised units increasing 3.4%. The amounts so reported are exclusive of three original stores that are on a fixed royalty basis and are not required to report sales to the Company. The amounts so reported also exclude the I & Joy stores which were previously operated by I&J and acquired on June 29, 1995. New stores generally show greater increases in their sales from period to period during their first years of operation. As stores mature, the relative increase in their sales from period to period can be expected to decline. Although the number of new stores in the Company's chain continues to grow, new stores will increasingly constitute a smaller percentage of total sales. Accordingly, on average the increase in same store sales is expected to be at the more moderate levels than reported in prior periods.

1996 Compared with 1995

     In 1996 the Company incurred a net loss of $7,481,000 as compared to net income of $1,621,000 in 1995. The loss in 1996 was attributable to a number of factors which the Company believes impacts the comparability of results. These items are discussed below.

     Revenues. Total revenues of the Company for the year ended December 31, 1996 were $36,945,000 as compared to total revenues of $21,977,000 for the year ended December 31, 1995, a $14,968,000 or 68.1% increase over the prior year. The increase is primarily attributable to the increased product sales resulting from the increase in the number of franchised stores opened as well as an increase in retail and wholesale sales by the Company owned stores, increased master franchise and area developer fees, and increased royalty and continuing license fees. For the year ended December 31, 1996, master franchise and area developer fees were $680,000 and $1,197,000 respectively. Master franchise fees for 1996 are net of the repurchase of the master territory in New England ($250,000). For the year ended December 31, 1995 master franchise fees were $841,000 and no area developer fees were recorded. Ongoing royalty and continuing license fees increased from $1,627,000 to $2,743,000, a 68.6% increase.

     Cost of Goods Sold. Cost of goods sold for the year ended December 31, 1996 increased 67.9% to $15,490,000 as compared to $9,224,000 for the year ended December 31, 1995. This increase in absolute dollars is directly attributable to the increase in product sales. Costs of goods sold deincreased to 54.1% of product sales for the year ended December 31, 1996, compared to 55.1% of product sales for the year ended December 31, 1995. This decrease is due to a combination of increased purchasing and distribution costs, which were offset by manufacturing efficiencies, and the addition of Company owned stores which have a positive impact on gross profit margins. The increase in production costs relates primarily to the Company's decision made during the third quarter of 1996, to stop producing bagel dough at its California commissary to supply the Los Angeles market, and to transfer production to Eatontown, for bagel dough supplied to West Coast stores. The Company expects to incur these increased costs during the first three quarters of 1997 until a new commissary in Los Angeles is operational.

     Selling, General and Administrative. Selling, general and administrative expenses increased 159.8% to $26,149,000 for the year ended December 31, 1996, compared with $10,066,000 for the year ended December 31, 1995. As a percentage of total revenues, selling general, and administrative expenses increased to 70.8% for the year ended December 31, 1996 from 45.8% for the year ended December 31, 1995. The increase in both absolute dollars and percentage of revenues is attributable to the growth of the Company, addition of senior and middle level personnel to manage the growth, and the addition of Company owned stores which have a negative impact on SG&A. In addition, unusual items recorded during the fourth quarter of 1996 included: provisions associated with the termination of the master franchisee for the Houston and Dallas markets approximately ($314,000), provisions for and write-offs of accounts and notes receivable approximately ($915,000); increases in the reserves for franchisee loan guarantees approximately ($1,105,000); settlements with lessors approximately ($430,000); increased professional fees, including legal fees associated with the Company's defense against shareholder lawsuits and legal settlements approximately ($435,000); and start up costs associated with the Company's Canadian manufacturing facility approximately ($137,000).

     The Company also incurred a substantial increase in depreciation as a result of the higher level of investment during the year in manufacturing plants and company owned stores.

     Non-recurring charges. Non-recurring charges of $1,057,000 for the year ended December 31, 1996 were comprised of professional fees associated with the investigation relating to the Company's West Coast operations and financial reporting (see Note 15, Notes to Consolidated Financial Statements) and the related class action lawsuits (see Note 15, Notes to Consolidated Financial Statements) and related settlements of certain consulting agreements.

     Write-off of Investments in Wholly Owned Subsidiary. Write-off of Investments of $3,010,000 for the year ended December 31, 1996 were comprised of the goodwill and fixed assets acquired in the Bay Area Bagel acquisition (see
Note 15, Notes to the Consolidated Financial Statements) and the Los Angeles (I&J) commissary (see Note 15, Notes to the Consolidated Financial Statements).

     Interest Income. Interest income for the year ended December 31, 1996 was $1,010,000 compared to $204,000 for the year ended December 31, 1995. The increase of $806,000 was due to the interest earned on proceeds of the November 23, 1995 public offering and proceeds received on April 9, 1996 from the exercise of the over-allotment option in connection with an underwritten March 22, 1996 public offering by selling shareholders which were invested in marketable securities. The majority of these securities are short-term tax-free investments.

     Interest Expense. Interest expense increased from $175,000 for the year ended December 31, 1995 to $436,000 for the year ended December 31, 1996. The $261,000 increase was primarily due to interest associated with the EDA loan for the new Eatontown manufacturing facility which became operational in April, 1996.

     Loss Before Provision for Income Taxes. Loss before provision for income taxes for the year ended December 31, 1996 was $8,241,000 compared with income of $2,905,000 for the year ended December 31, 1995. This decrease was attributed to a non recurring charge of $1,057,000 (See Note 15, Notes to Consolidated Financial Statements), the $3,010,000 write off of investments (See Note 15, Notes to Consolidated Financial Statements) and the increases in SG&A expenses discussed above.

     Income Tax. Income tax benefit for the year ended December 31, 1996 was $760,000 compared to an expense of $1,284,000 for the year ended December 31, 1995. The effective tax rate for the year ended December 31, 1996 was a benefit of 9.4% which is due to a valuation allowance against the Company's deferred tax assets, as well as, permanent differences relating to the write-off of goodwill.

Liquidity and Capital Resources

     On November 20, 1995, the Company completed a public offering of 1,500,000 shares of Common Stock at a public offering price of $19.625 per share. The proceeds of such offering, net of discounts and offering expenses were $27,084,000. The Company also received additional proceeds of $2,170,000 on December 14, 1995 from the sale of 118,000 shares of Common Stock to the public pursuant to the underwriters' over-allotment option. The proceeds of the offering are being used to finance the expansion of the Company's business through remodeling stores, constructing and equipping manufacturing facilities and acquiring existing bagel businesses as well as providing financing for future franchisees, and for general corporate and working capital purposes.

     On April 9, 1996, the Company received net proceeds of $1,911,000 from the sale of 90,000 shares of common stock pursuant to the exercise of an over-allotment option in connection with an underwritten public offering of shares owned by shareholders of the Company. In addition the Company received $1,745,000 from the sale of stock to employees and consultants through the Company's stock option plan. These proceeds will be utilized for general corporate and working capital purposes.

     On May 24, 1996, the Company executed a $25 million dollar franchisee financing agreement with Atlantic Financial Services. Under the terms of the Agreement, the Company has agreed to guarantee certain portions of these loans in exchange for more favorable terms and rates for the Company's franchisees. The aggregate liability of the company under this arrangement is the greater of
(i) $1,500,000 or (ii) 20% of the first $10,000,000 aggregate principal amount of loans to franchisees and 10% of the remaining $15,000,000 principal of loans to franchisees. At December 31, 1996, the Company's contingent liability was approximately $2,139,000 constituting the full amount of the loans outstanding to franchisees under the franchise financing program.

     On January 4, 1995, the Company executed a $10 million dollar franchisee financing agreement with Stephen Diversified Leasing, Inc. d/b/a Stephens Franchise Finance which was later purchased by SunTrust Credit Corp. Upon entering into the agreement with Atlantic Financial Services, the Company terminated its agreement with Stephens except for the loans then outstanding. Under the terms of the Agreement, which provided for financing to the Company's franchisees, the Company agreed to guarantee certain portions of the loans in exchange for more favorable terms and rates for the Company's franchisees. The aggregate liability of the Company under this arrangement the greater of (i) $1,000,000 or (ii) 30% of the aggregate principal amount of loans to franchisees. At December 31, 1996, the Company's contingent liability was approximately $1,695,000 constituting the full amount of loans outstanding to franchisees under this franchise financing program.

     On August 8, 1996, the Company obtained a $7.5 million revolving line of credit from First Union Bank, N.A. The agreement provides for a number of negative financial covenants, including minimum requirements with respect to a fixed charge coverage ratio, a current ratio, leverage (as defined), tangible net worth requirements and that the Company will not incur losses for two consecutive quarters. The Company was not in compliance with certain of these covenants at December 31, 1996. A waiver of this non compliance has been received by the Company from First Union Bank, N.A.

     In April 1997, the Company announced that Global Alliance Finance Company, LLC (GAFCO), a wholly owned subsidiary of Deutsche Bank North America, has agreed to provide, on a case-by-case basis, the lending of up to $50 million per year, chainwide, in franchise financing to qualified applicants. The GAFCO program is targeted at multi-unit operators from other franchise systems who plan to open new Manhattan Bagel stores or acquire existing locations. The Company believe that the new financing program will assist it in attracting new area developers.

     The Company's cash flow used in operating activities in 1996 was $8,405,000. Cash used in operations in 1996 is principally related to the net loss for the year ($7,481,000), an increase in accounts receivable ($1,995,000), an increase in inventory ($548,000), an increase in other assets (1,115,000), an increase in the investments in Company stores (1,861,000) and a decrease in income taxes payable ($2,889,000); these changes were offset in part by a decrease in assets due to write-offs ($3,010,000) loss on disposal of assets ($724,000), depreciation ($1,103,000)
and increases in accounts payables and accrued expenses ($2,275,000). Cash used in investing activities in 1996 amounted to $1,855,000 and is principally related to an increase in notes receivables ($9,285,000), payments for purchases of property and equipment ($4,530,000), purchases of businesses ($4,570,000) offset by the proceeds from the sale of marketable securities ($17,708,000). Cash flows provided by investing activities amount to $3,865,000 and are primarily due to proceeds from long term debt ($1,778,000), proceeds from options exercised ($2,089,000), proceeds from the issuance of common stock ($1,911,000) offset in part by principal payments on long-term debt ($1,577,000).

     The Company had working capital of $9,971,000 at December 31, 1996, which represents a decrease of $20,407,000 from December 31, 1995. This decrease in working capital is primarily a result of a decrease of $7,481,000 due to the results of operations described above, the increase in long-term note receivable of $8,300,000 primarily related to the Bagel Brothers transaction and Ranch 1 investment and an investment in Company stores of approximately $2,700,000. The Company believes there are no long-term trends or events that would have a material negative impact on working capital.

     The Company intends to construct a new bagel dough and cheese spread manufacturing facility to supply its West Coast stores. The costs to complete this facility are estimated to be $1.3 million.

     At December 31, 1996, the Company has Federal net operating loss carryforwards of approximately $672,000 which expires 2011.

     Management believes that the Company's working capital, credit facilities and funds anticipated to be generated internally from operations will be sufficient to finance the Company's anticipated growth and to meet the Company's liquidity requirements for the foreseeable future including the construction of the new West Coast bagel dough and cheese spread manufacturing facility. The Company may also find it necessary or desirable to obtain additional funds to finance its expansion. Such funds could be obtained from strategic alliances with other companies, including joint venture, joint development or license agreements or additional equity or debt offerings. However, there can be no assurance that the Company will be successful in obtaining additional financing from any of the foregoing sources, if it seeks to do so.

Item 7.           Financial Statements.

     The consolidated financial statements, notes thereto, and reports of independent auditors appear on pages F-1 through F-19 which begin following this page.

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

None

                          MANHATTAN BAGEL COMPANY, INC.
                          Index to Financial Statements

Independent Auditors' Reports.......................................         F-2
Consolidated Balance Sheet as of December 31, 1996.................         F-4
Consolidated Statements of Operations for the Years Ended
   December 31, 1995 and 1996.......................................         F-5
Consolidated Statements of Stockholders' Equity for
   the Years Ended December 31, 1995 and 1996.......................         F-6
Consolidated Statements of Cash Flows for the Years
   Ended December 31, 1995 and 1996.................................         F-7
Notes to Consolidated Financial Statements..........................         F-8

                         Report of Independent Auditors

The Board of Directors
Manhattan Bagel Company, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Manhattan Bagel Company, Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manhattan Bagel Company, Inc. and Subsidiaries at December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

We previously audited and reported on the consolidated balance sheet and the related consolidated statements of income, stockholders' equity and cash flows of Manhattan Bagel Company, Inc. and Subsidiaries for the year ended December 31, 1995, prior to their restatement for the 1996 pooling of interests as described in Note 1. The contribution of Specialty Bakeries, Inc. to total assets and revenues represented 1% and 14% of the respective restated totals. Financial statements of the other pooled company included in the 1995 restated consolidated statements were audited and reported on separately by other auditors. We also have audited, as to combination only, the accompanying consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1995, after restatement for the 1996 pooling of interests; in our opinion, such consolidated financial statements have been properly combined on the basis described in Note 1 to the consolidated financial statements.


Princeton, New Jersey
March 31, 1997, except for the first
   paragraph of Note 4 as to which the
   date is April 15, 1997

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders
Specialty Bakeries, Inc.
Moorestown, New Jersey


      We have audited the balance sheet of Specialty Bakeries, Inc. as of December 31, 1995, and the related statement of operations and retained (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Au audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Specialty Bakeries, Inc. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                               Rainer & Company



February 2, 1996
Newtown Source Pennsylvania

                          MANHATTAN BAGEL COMPANY, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1996

            ASSETS

Current assets:
      Cash and cash equivalents                                    $  1,619,494
      Marketable securities                                           6,926,921
      Accounts receivable, net of allowance for doubtful
            accounts of $292,685                                      2,795,478
      Construction costs receivable, net of allowance for doubtful
            accounts of $60,000                                       2,254,842
      Franchise fee receivable area developers, net of allowance
            of $565,000                                                 721,782
      Inventories                                                     1,381,648
      Current maturities of notes receivable, net of reserve
            of $256,000                                                 462,225
      Current maturities of notes receivable - affiliates               250,000
      Income taxes receivable                                         2,053,663
      Prepaid expenses and other current assets                         628,634
                                                                   ------------

            Total current assets                                     19,094,687
                                                                   ------------

Property and equipment, net of accumulated
      depreciation of $1,987,142                                     12,000,338
                                                                   ------------

Other assets:
      Accounts receivable long term                                     480,539
      Franchise fee receivable area developers long term,
            net of allowance of $633,019                                200,000
      Notes receivable, net of current maturities                     7,304,151
      Notes receivable affiliates, net of current maturities          1,250,000
      Goodwill, net of accumulated amortization  of $214,201          4,386,853
      Security deposits                                                 909,053
      Investment in stores, net of reserve of $849,000                3,145,659
      Other assets                                                      819,910
                                                                   ------------

            Total Assets                                           $ 49,591,190
                                                                   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current maturities of long-term debt                         $  2,098,408
      Current maturities of capital lease obligations                   164,812
      Accounts payable and accrued expenses                           6,354,511
      Unearned franchise fee income                                     303,451
      Franchise deposits                                                202,500
                                                                   ------------

            Total current liabilities                                 9,123,682
                                                                   ------------

Other liabilities:
      Long-term debt, net of current maturities                       3,897,090
      Capital lease obligations, net of current maturities              410,904
      Security deposits                                                 414,622
      Other liabilities                                                  79,636
                                                                   ------------
            Total other liabilities                                   4,802,252
                                                                   ------------

Stockholders' equity:
      Preferred stock, 2,000,000 shares authorized,
            no shares issued or outstanding                                --
      Common stock, no par value, 25,000,000 shares
            authorized, 7,454,822 issued and outstanding             40,721,233
      Foreign currency translation                                      (12,695)
      Retained earnings                                              (5,043,282)
                                                                   ------------

            Total stockholders' equity                               35,665,256
                                                                   ------------

            Total liabilities and stockholders' equity             $ 49,591,190
                                                                   ============


           See accompanying notes to consolidated financial statements

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,

                                                                1995           1996
                                                                ----           ----
Revenues

      Product sales                                         $ 16,747,070   $ 28,637,190
      Franchise & license related revenue                      5,229,619      8,307,359
                                                            ------------   ------------

                  Total revenue                               21,976,689     36,944,549
                                                            ------------   ------------

Operating expenses

      Cost of goods sold                                       9,223,823     15,490,082
      Selling, general & administrative expenses              10,065,761     26,149,441
      Write-off of investment in wholly owned subsidiaries          --        3,010,000
      Non recurring charges                                         --        1,057,000
      Other (income) expense                                    (189,917)        52,088
      Interest income                                           (203,588)    (1,009,814)
      Interest expense                                           175,401        436,414
                                                            ------------   ------------

                  Total operating expenses                    19,071,480     45,185,211
                                                            ------------   ------------

Earnings (loss) before provision for income taxes              2,905,209     (8,240,662)

Provision (benefit) for income taxes                           1,284,213       (760,000)
                                                            ------------   ------------

Net income (loss)                                           $  1,620,996   $ (7,480,662)
                                                            ============   ============

Net income (loss) per share                                 $       0.28   $      (1.02)
                                                            ============   ============

Weighted average number of common &
      common equivalent shares outstanding                     5,692,311      7,358,721
                                                            ============   ============

           See accompanying notes to consolidated financial statements

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 1995 and 1996

                                                                Common Stock          Foreign                         Total
                                                        --------------------------    Currency       Retained     Stockholders'
                                                              Shares        Amount   Translation     Earnings        Equity
                                                        ------------  ------------   -----------     --------        ------
Balance - January 1, 1995                                  5,351,975  $  4,840,011          --     $    855,453   $  5,695,464

Adjustment to conform fiscal year-end of
      DAB Industries, Inc.                                      --            --            --          (39,069)       (39,069)
Issuance of common stock through a secondary offering
      net of expenses                                      1,618,000    29,260,949          --             --       29,260,949
Exercise of stock options and warrants                       113,267       753,335          --             --          753,335
Issuance of common stock for trademark suit settlement         2,500        49,688          --             --           49,688
Tax benefit from exercise of employee stock options             --          76,539          --             --           76,539
Net income                                                      --            --            --        1,620,996      1,620,996
                                                        ------------  ------------  ------------   ------------   ------------

Balance - December 31, 1995                                7,085,742    34,980,522          --        2,437,380     37,417,902

Issuance of common stock through an over allotment
      from a secondary offerings net of expenses              90,000     1,911,150          --             --        1,911,150
Issuance of common stock for purchase acquisitions           115,500     1,740,313          --             --        1,740,313
Exercise of stock options                                    163,580     1,745,001          --             --        1,745,001
Tax benefit from exercise of employee stock options             --         344,247          --             --          344,247
Foreign currency translation                                    --            --    $    (12,695)          --          (12,695)
Net loss                                                        --            --            --       (7,480,662)    (7,480,662)
                                                        ------------  ------------  ------------   ------------   ------------

Balance - December 31, 1996                                7,454,822  $ 40,721,233  $    (12,695)  ($ 5,043,282)  $ 35,665,256
                                                        ============  ============  ============   ============   ============

           See accompanying notes to consolidated financial statements

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,

                                                                                 1995           1996
Cash flows from operating activities:
      Net income (loss)                                                      $  1,620,996   ($ 7,480,662)
                                                                             ------------   ------------

      Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
          Adjustment to conform fiscal year-end                                   (39,069)          --
          Write-off of assets                                                        --        3,010,000
          Loss on disposal of fixed assets                                           --          723,645
          Noncash expenses and other                                               71,675        (12,695)
          Depreciation                                                            576,255      1,102,792
          Amortization                                                             60,417        520,764
      Changes in operating assets and liabilities, net of acquisitions
          Accounts receivable                                                  (2,873,844)    (1,994,637)
          Inventory                                                              (520,109)      (547,768)
          Prepaid expenses and other current assets                              (600,500)       475,240
          Security deposits                                                      (168,970)      (378,414)
          Investment in stores                                                   (270,486)    (1,861,392)
          Other assets                                                           (108,080)    (1,114,655)
          Accounts payable and accrued expenses                                 2,124,991      2,274,830
          Unearned franchise fee income                                           283,667        (28,549)
          Deposits on franchise                                                    96,667       (209,167)
          Other current liabilities                                              (108,187)       (61,189)
          Security deposits                                                       120,784         65,575
          Income taxes                                                            823,797     (2,888,785)
                                                                             ------------   ------------
              Total adjustments                                                  (530,992)      (924,405)
                                                                             ------------   ------------

                  Net cash provided by (used in) operating activities           1,090,004     (8,405,067)
                                                                             ------------   ------------

Cash flows from investing activities:
      Decrease (increase) in notes receivable                                      38,262     (9,285,000)
      Principal payments from notes receivable                                       --          424,126
      Decrease (increase) in notes receivable - related parties                     8,200        111,400
      Payments for the purchase of property and equipment                      (6,663,784)    (4,529,663)
      Purchase of marketable securities                                       (22,625,000)    (2,010,379)
      Proceeds from sale of marketable securities                                    --       17,708,458
      Purchase of business, net of cash acquired                                     --       (4,569,866)
      (Increase) decrease in due from officer/stockholder                        (185,164)       296,164
                                                                             ------------   ------------

                  Net cash (used in) investing activities                     (29,427,486)    (1,854,760)
                                                                             ------------   ------------

Cash flows from financing activities:
      Proceeds from long-term debt                                              4,773,742      1,777,806
      Principal payments on long-term debt                                       (435,612)    (1,576,902)
      Principal payments on capital lease obligations                            (124,894)      (147,500)
      Proceeds from notes receivable franchisees                                   52,715           --
      Decrease in loan payable officer/stockholder                                   --         (189,000)
      Proceeds from options exercised                                             540,000      2,089,248
      Proceeds from issuance of common stock                                   29,474,284      1,911,150
                                                                             ------------   ------------

                  Net cash provided by financing activities                    34,280,235      3,864,802
                                                                             ------------   ------------

Net increase (decrease) in cash and cash equivalents                            5,942,753     (6,395,025)
Cash and cash equivalents-beginning of year                                     2,071,766      8,014,519
                                                                             ------------   ------------
Cash and cash equivalents-end of year                                        $  8,014,519   $  1,619,494
                                                                             ============   ============

Supplemental disclosure of cash paid
Interest                                                                     $    248,395   $    434,348
                                                                             ============   ============
Income taxes                                                                 $    365,552   $  1,486,304
                                                                             ============   ============


      See accompanying notes to consolidated financial statements

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             Draft 4/14/97 9:00 p.m.

      NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The consolidated financial statements include the accounts of Manhattan Bagel Company, Inc. and its wholly-owned subsidiaries Broadway Chicken, Inc., Manhattan Bagel Construction Corp. Manhattan Bagel Calgary Ltd., Specialty Bakeries, Inc. and DAB, including DAB's subsidiary I & J Bagel, Inc., collectively known as the "Company," after elimination of all significant intercompany balances and transactions.

     The Company manufactures bagel dough and blends a wide variety of cream cheese spreads that are distributed to its franchised, licensed and Company-owned stores throughout the United States and Canada under the names Manhattan Bagel Company and I & J Bagels.

Acquisitions

     Under a definitive Agreement and Plan of Merger ("Agreement") signed on May 10, 1995 Manhattan Bagel Company, Inc. acquired I & J Bagel, Inc. ("I & J"). I & J was a private company which owned and licensed a total of 17 bagel bakery stores in the Los Angeles area operating under the name I & Joy Bagels. Manhattan Bagel Company, Inc. completed the acquisition contemplated under the Agreement on June 29, 1995, through the merger of a newly created, wholly-owned subsidiary of Manhattan Bagel Company, Inc. with and into DAB Industries, Inc., a California corporation ("DAB") whose assets consisted primarily of all of the stock of I & J, in exchange for 1.5 million shares of Common Stock of Manhattan Bagel Company, Inc.

     The financial statements for the periods prior to the merger have been restated to reflect the acquisition of DAB, which was accounted for as a pooling of interests. Prior to the merger, DAB's fiscal year ended on January 31. DAB's fiscal year has been changed to December 31 to conform to the Company's year end. DAB's results of operations for the one month ended January 31, 1995 is summarized as follows:

                                             One Month
                                             Ended
                                             January 31, 1995
                                             ----------------
                                             (in thousands)

Net revenues.................................$289
Net income...................................$ 39

     On January 9, 1996, the Company completed the acquisition of Bay Area Bagels, Inc., a private company which owned eight bagel bakery stores in the San Francisco Area. The purchase price was 65,500 shares of common stock of the Company and $85,000. The transaction was treated as a purchase for accounting purposes.

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             Draft 4/14/97 9:00 p.m.

     NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
                                   (Continued)

     On January 17, 1996, the Company completed the acquisition of three stores in the Los Angeles market, which were licensed locations of I & J. Such stores are being operated as company owned locations. The purchase price was $1,500,000 and was treated as a purchase for accounting purchases.

     On May 22, 1996, the Company completed the acquisition of Specialty Bakeries, Inc. ("SBI") a private company which owned and franchised a total of 23 bagel bakery stores in the Southern New Jersey and Philadelphia areas operating under the name Bagel Builders. The Company completed the acquisition through the merging of a newly created, wholly-owned subsidiary of the Company with and into SBI and 132,500 shares of common stock of the Company were issued to the shareholders of SBI. This transaction was accounted for as a pooling of interests. Net revenues and net income included in the Company's Consolidated Statements of Operations are as follows:

                                                              Year Ended
                                                             December 31,
                                                             ------------
                                                        1995             1996
                                                        ---------------------
                                                            (in thousands)
Net Revenues:
Manhattan Bagel Company, Inc.                         $ 19,154         $ 34,017
Specialty Bakeries, Inc.                                 3,013            2,875
                                                      --------         --------
                                                      $ 22,167         $ 36,892
                                                      ========         ========
Net Income (Loss):
Manhattan Bagel Company, Inc.                         $  2,048         $ (7,540)
Specialty Bakeries, Inc.                                  (427)              59
                                                      --------         --------
                                                      $  1,621         $ (7,481)
                                                      ========         ========

     On June 28, 1996, the Company completed a transaction under which it added 23 Bagel Brothers stores (including two under development) to its franchise network. Under terms of the agreement, the Company purchased the Bagel Brothers bagel dough factories in Cleveland and Buffalo for $2,000,000 and 50,000 shares of the Company's common stock. This transaction was treated as a purchase for accounting purposes. Additionally, the Company provided Bagel Brothers with $6,000,000 in financing, which among other things, provided funds to retire existing loans, to pay franchise fees, and to remodel the 21 operating stores to the Manhattan Bagel format. The Company has the right to convert the loan, which is classified as a non-current asset in the Company's December 31, 1996, to equity should certain profit targets be met.

Concentration of Credit Risk

     The Company grants credit to substantially all of its franchisees. The Company generally does not require collateral, however, by virtue of the franchise agreements,

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             Draft 4/14/97 9:00 p.m.

     NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
                                   (Continued)

the Company believes it maintains sufficient security interests in the franchises and the amount of credit risk is minimal.

     The Company maintains bank balances which at times may be in excess of the FDIC insurance limit.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

     The Company considers all highly liquid investments purchased with a an original maturity of three months or less to be cash equivalents.

Marketable Securities

     Marketable securities consist of fixed income investments (preferred stock and short-term commercial paper) which can be readily purchased or sold using established markets. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Such securities are classified as available-for-sale and accordingly, are carried at fair value which approximates cost at December 31, 1996.

Single Unit Franchise Agreements

     Single unit franchise agreements provide for payment of a franchise fee, a weekly royalty on gross sales, and a monthly cooperative advertising fund contribution. The Company's material obligations under the terms of all single unit franchise agreements are assisting in the site selection and training of the franchisee. Initial franchise fees from these agreements are recognized as revenue when all material obligations have been provided. As of December 31, 1996, material obligations had yet to be completed for 37 franchises.

Master Franchise Agreements

     Master franchise agreements provide for a payment by the master franchisee which is based on the population of the territory covered by such master franchise. Franchise fees from master franchise agreements are recognized as revenue by the Company when all material obligations required of the Company have been performed.

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             Draft 4/14/97 9:00 p.m.

     NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
                                   (Continued)

As of December 31, 1996, all material obligations under then outstanding master franchise agreements had been performed.

     The master franchisee is responsible for collecting the initial franchise fee and royalty payment from each franchisee in its territory, as well as, training the franchisee and providing all ongoing support. As part of the master franchise agreement, the Company receives one-third (33%) of fees collected by the master franchisee. The Company's portion of the single unit franchise fee sold by the master franchisee is recognized as revenue when a location has been found for the franchise, and the Company has no further obligations.

Area Developer Franchise Agreements

     Area developer franchise agreements are exclusive territories sold to experienced multi-unit retail operators, preferably with food service experience. Area developers, are believed to have the financial and organizational resources to rapidly develop and operate Manhattan Bagel stores in a given geographic area. Franchise fees from area developer franchise agreements are recognized as revenue by the Company upon signing of the agreement as the amounts are non-refundable. In situations where a portion of the fee is payable over time via a promissory note, the Company evaluates the financial strength of the area developer to determine the recognition of the fee related to the note receivable. As of December 31, 1996, all material obligations required under then outstanding area developer franchise agreements had been performed.

     Area developers are granted limited exclusivity to develop and operate stores within a predetermined geographic area. Limits to exclusivity include supermarket distribution and non-traditional retail opportunities. To maintain development rights, developers must open units in accordance with a predetermined schedule, meet all financial obligations to the Company and operate stores within established operating standards.

License Agreements

     License agreements provide for the Company to receive a payment of an initial license fee and thereafter continuing license fees. The granting of a license gives the licensee the right to use the name Manhattan Bagel for a specific number of stores. Initial license fees are recognized at the time the license agreement is entered into since there are no continuing obligations of the Company.

Royalty Revenue

     Franchise royalty revenues for the Company are recognized when earned.

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             Draft 4/14/97 9:00 p.m.

     NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
                                   (Continued)

Inventory

     Inventory is stated at the lower of cost (first-in, first-out basis) or market.

Construction Operations

     The Company offers a franchisee the option of contracting with the Company to have its bagel store constructed by the Company. These contracts are generally fixed price contracts, upon which the

Company has not historically recognized significant profits or losses. Any amounts due under these contracts for costs already expended that have yet to be reimbursed are reflected as "construction costs receivable."

Property and Equipment

     Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

           Asset Category                                Estimated Useful Life
Factory equipment........................................5-10 years
Office furniture and equipment...........................5-7 years
Leasehold improvements...................................Shorter of useful life or Term of Lease
Transportation equipment.................................5 years

Intangible Assets and Goodwill

     Intangible assets, net of accumulated amortization of $69,154, are included in other long-term assets and consist of trademark costs and covenants not to compete. Trademark costs are being amortized on a straight-line basis over twenty years. Covenants not to compete are being amortized on a straight-line basis over 36 months or the life of the covenant. Goodwill, which consists primarily of the excess purchase price over assets acquired, is being amortized on a straight-line basis over a period from twenty to thirty years.

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             Draft 4/14/97 9:00 p.m.

     NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
                                   (Continued)

Investment in Stores and Stores Held for Resale

     The Company has an equity of interest in three franchises ("joint-ventured stores"). These investments are accounted for under the equity method. The carrying amount of these investments reflects the Company's share of the underlying equity in net assets.

     In addition, the Company, from time to time, repurchases stores from franchisees with the intent of upgrading and remodeling and then reselling the stores to new franchisees. The Company also constructs and operates certain stores until franchisees are in place. Unless a determination is made that the Company intends to operate a store and not to seek to sell such store, repurchased and stores to be franchised stores are recorded on the balance sheet at the lower of cost or net realizable value and results of operations of these stores are included in the Company's consolidated statement of operations from acquisition to disposition. At December 31, 1996 there are 32 stores held for resale.

Advertising

     The Company and its franchisees advertise products in newspapers, through direct mailing and on radio and television. Advertising is primarily funded out of the required contribution to the Company's regional advertising co-operative by franchisees, which range from 0.5% to 4.0% of gross sales depending on when the franchise was sold. The Company also advertises and plans to continue advertising its franchises in current stores, franchise trade shows, newspapers and business opportunity magazines. Advertising costs are expensed as incurred and were approximately $496,000 and $1,442,000 for the years ended December 31, 1995 and 1996, respectively.

Net Income (Loss) per Share

     Net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding during each year. Common stock options and warrants were included in the computation of net income per share in 1995. In 1996, common stock options and warrants are not included in the calculation of the weighted average shares outstanding, as their effect is antidilutive.

Income Taxes

     Deferred income taxes reflect temporary differences in reporting assets and liabilities for income tax and financial accounting purposes. These temporary differences arise principally from the use of different methods of franchise fee revenue recognition and depreciation and amortization for income tax and financial accounting purposes.

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             Draft 4/14/97 9:00 p.m.

Long-Lived Assets

     The Company records impairment losses on long-lived assets used in operations, including goodwill and intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Stock Based Compensation

     As permitted by FASB Statement No. 123 "Accounting for Stock-Based Compensation" (FASB 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related interpretations in accounting for employee stock option plans. Under APB 25, no compensation expense is recognized at the time of option grant because the exercise price of the Company's employee stock option equals the fair market value of the underlying common stock on the date of grant.

Reclassification

     Certain 1995 balances have been reclassified to conform with 1996 presentation.

NOTE 2 - INVENTORY
                                                         December 31, 1996
                                                         -----------------
Raw materials ..............................................     $  788,977
Finished goods .............................................        592,671
                                                                 ----------
                                                                 $1,381,648
                                                                 ==========

NOTE 3 - PROPERTY AND EQUIPMENT
                                                         December 31, 1996
                                                         -----------------
Land ......................................................      $     62,178
Factory equipment .........................................         8,971,786
Office furniture and equipment ............................           848,344
Leasehold improvements ....................................         2,918,872
Transportation equipment ..................................           711,648
Construction in progress ..................................           474,652
                                                                 ------------
                                                                   13,987,480

Accumulated depreciation and amortization .................        (1,987,142)
                                                                 ------------
Property and equipment - net ..............................      $ 12,000,338
                                                                 ============

     Property and equipment includes assets recorded under capital leases of $843,303 as of December 31, 1996. Accumulated depreciation and amortization includes accumulated amortization of assets recorded under capital leases of $265,283 as of December 31, 1996. Assets recorded under capital leases consist primarily of factory equipment.

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             Draft 4/14/97 9:00 p.m.

NOTE 4 - LONG TERM DEBT

                                                               December 31, 1996
                                                               -----------------
Lines of Credit:

Payable to New Jersey Economic Development Authority,
bearing interest at an adjustable rate determined by the
remarketing agent, payable in monthly interest only with a
maturity of October 1, 2005. The line is collateralized by a blanket security interest in all of the assets of the
Company not previously pledged elsewhere. Available
borrowings under this line are $365,069.....................      $3,134,931


Payable to a bank bearing interest at 0.25% under the bank's
Prime Rate, 8.25% at December 31, 1996 and
payable in monthly interest only installments with a
maturity of August 1, 1999. The line is collateralized by
the Company's assets. Additionally, three letters of credit
totaling $163,121, have been issued and are outstanding
under this line. Available borrowings under this line.
are $6,176,879..............................................       1,160,000


Mortgage payable on South Carolina facility, bearing
interest at prime plus 1.25%, payable in monthly
installments of $3,889 through March 2010...................         312,963

Note payable - Bank - Term loan in the amount of $330,000
payable in equal installments of $6,600 including interest
at 9.25%. The note is collateralized by substantially all
the assets of Specialty Bakeries, Inc.......................         256,285

Payable to a bank bearing interest at 1% over the bank's
Prime Rate, currently 8.25% and payable on demand. This line is secured by substantially all the assets of Specialty
Bakeries, Inc. .............................................         125,000

Various notes payable to credit companies and others,
collateralized by equipment, maturing at various dates
through 2000 ...............................................         919,357

Note payable to an individual due in monthly installments of
$2,500 including interest at 10%............................          84,735

Unsecured note payable to relatives of one of the Company's
officers payable at $1,000 per month, including interest at
17.3% through March 1997 ...................................           2,227
                                                                  ----------

Total.......................................................      $5,995,498
                                                                  ----------
Less current maturities.....................................      (2,098,408)
                                                                  ----------
Long-term debt, net of current maturities...................      $3,897,090
                                                                  ==========

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             Draft 4/14/97 9:00 p.m.

NOTE 4 - LONG TERM DEBT (Continued)

     The aggregate amount of all long-term debt maturities for the years ending December 31 is as follows:

1997 .................................................                $2,098,408
1998 .................................................                   704,396
1999 .................................................                   739,435
2000 .................................................                   489,360
2001 .................................................                   378,085
Thereafter ...........................................                 1,585,814

     At December 31, 1996, the Company was in default of certain covenants related to its line of credit payable with a bank and the letter of credit supporting the line of credit payable to the New Jersey Economic Development Authority. The Company received a waiver for the defaults as of December 31, 1996 and on April 15, 1997 amended its letter of credit supporting its line of credit agreement with the New Jersey Economic Development Authority and its line of credit agreement with the bank, which, among things, modified certain covenants. The Company believes that it will be able to meet the modified covenants throughout 1997.

NOTE 5 - CAPITAL LEASE OBLIGATIONS

     The Company has capital leases for equipment, expiring at various dates through April 2000, with aggregate monthly payments of approximately $18,791.

     The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments at December 31, 1996:

                                                             For the Year Ending
                                                             December 31
                                                             -----------

1997 .........................................................        $ 225,494
1998 .........................................................          222,221
1999 .........................................................          199,073
2000 .........................................................           45,519
Thereafter ...................................................             --
                                                                      ---------
Total minimum lease payments .................................          692,307
Less: amount representing interest ...........................         (116,591)
                                                                      ---------
Present value of net minimum lease payments ..................          575,716
Less: current maturities .....................................         (164,812)
                                                                      ---------
Long-term maturities .........................................        $ 410,904
                                                                      =========

     The present values of minimum future obligations shown above are calculated based on fixed interest rates determined at the inception of the respective leases, ranging from 10% to 20%.

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             Draft 4/14/97 9:00 p.m.

NOTE 6 - COMMON STOCK

     On November 14, 1995, the Company completed a public offering of 1,500,000 shares of the Company's common stock at a price of $19.625 per share yielding net proceeds of $27,084,440. In December 1995, the Company sold an additional 118,000 shares on the same terms upon exercise of the underwriter's over-allotment option, yielding net proceeds of $2,176,509.

     In April 1996, the Company received net proceeds of $1,911,150 from the sale of 90,000 shares of common stock pursuant to the exercise of an over-allotment option in connection with an underwritten public offering of selling shareholders.

NOTE 7 - OPERATING LEASES

     The Company has agreements to lease equipment, office facilities and factory space. The leases expire at various dates through July 2005. Rent expense on these leases for the years ended December 31, 1995 and 1996 was approximately $1,161,065 and $2,386,316, respectively.

     The following is a schedule by years of approximate future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1996:

For the Years Ending
  December 31,
  ------------
1997 ............................................     $ 1,863,190
1998 ............................................       1,774,460
1999 ............................................       1,707,924
2000 ............................................       1,524,783
2001 ............................................       1,318,815
Thereafter ......................................       4,211,589
                                                      -----------
Total minimum payments required .................     $12,400,761
                                                      ===========

     The Company has also entered into agreements to lease locations for its franchisees under various lease terms expiring through December 2007. The Company is required to pay a share of property taxes and operating costs relating to some of the leased facilities. The Company subleases these locations to its franchisees. Net rental income under these agreements was approximately $15,900 and $14,900 for the years ended December 31, 1995 and 1996, respectively.

     The following is a schedule by years of the approximate future minimum lease payments and sublease income under franchisee operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 1996:

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             Draft 4/14/97 9:00 p.m.

For the Years Ending       Sublease           Lease            Net Rental
    December 31,            Income           Payments            Income
    ------------            ------           --------            ------

      1997               $ 6,543,500       $ 6,528,600          $14,900
      1998                 6,531,300         6,521,500            9,800
      1999                 6,290,800         6,285,100            5,700
      2000                 6,211,200         6,211,200               --
      2001                 5,758,200         5,758,200               --
    Thereafter            17,901,000        17,901,000               --

NOTE 8 - RELATED PARTY TRANSACTIONS

     The Company recognizes product sales and royalty income from joint-ventured stores and other related parties under the same terms as all other franchised stores. Royalties from related parties totaled approximately $119,800 and $146,600 for the years ended December 31, 1995 and 1996, respectively. Product sales to related parties totaled approximately $138,000 and $409,500 for the years ended December 31, 1995 and 1996, respectively.

     During 1996, the Company loaned an affiliated company $1,500,000 for the expansion of facilities and for the purchase of bagel baking equipment. Under the terms of the loan agreement, interest accrues daily on the outstanding principal balance at a rate of Prime plus 2%. A portion of the principal balance ($250,000) is due in 1997, with the remaining $1,250,000 due upon the earlier of November 18, 1998 or the consummation of an Initial Public Offering by the affiliated company. Under certain circumstance as defined in the agreement the loan is convertible, at the election of the Company, into shares of common stock of the affiliated company.

NOTE 9 - FRANCHISE AND LICENSE RELATED REVENUE

                                                              Year Ended
                                                             December 31,
                                                             ------------
                                                         1995            1996
                                                         ----            ----
Franchise and license fee ......................      $2,149,506      $2,245,440
Master franchise fees ..........................         841,360         680,000
Area Developer fees ............................            --         1,196,981
Royalties and continuing license fees ..........       1,626,968       2,743,090
Advertising ....................................         611,785       1,441,848
                                                      ----------      ----------
                                                      $5,229,619      $8,307,359
                                                      ==========      ==========

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             Draft 4/14/97 9:00 p.m.

NOTE 10 - INCOME TAXES

     The Company provides for the recognition of deferred tax assets and liabilities for the tax effects of differences between the financial accounting and tax basis of the Company's assets and liabilities. The Company also provides for the recognition of a valuation allowance against deferred tax assets, where the realization of such assets is not considered to be more likely than not.

     The provision for income taxes consists of the following:

                                                            Year Ended
                                                            December 31,
                                                            ------------
                                                       1995              1996
                                                       ----              ----
Current tax expense (benefit) ..............       $ 1,197,000        $(560,000)
Deferred tax expense (benefit) .............            87,000         (200,000)
                                                   -----------         --------
                                                   $ 1,284,000         (760,000)
                                                   ===========        =========

     A reconciliation of the provision recorded by the Company to a provision computed utilizing the enacted Federal statutory rate is as follows:

                                                           Year Ended
                                                          December 31,
                                                          ------------
                                                      1995               1996
                                                      ----               ----
                                                    (dollars in thousands)
Computed tax at Federal statutory rate ...  $ 1,131    34.0%  $(2,750)  (34.0)%
State income taxes, net of federal benefit      199     5.9%        5     0.1 %
Goodwill amortization/writedown ..........     --        --       634     7.8 %
Valuation allowance ......................     --        --     1,383    17.1 %
Other ....................................      (46)   (1.4)%     (32)   (0.4)%
                                            -------    ----   -------   -----
                                            $ 1,284    38.5%  $  (760)   (9.4)%
                                            =======    ====   =======   =====

     The components of the Company's recorded deferred income tax assets and liabilities are as follows:

                                                  December 31, 1996
                                                  -----------------
Current:
      Deferred tax assets-other ..................   $ 1,202,000
      Deferred tax liabilities-other reserves ....        (6,000)
      Valuation allowance ........................    (1,196,000)
                                                     -----------
                                                           --
                                                     ===========

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             Draft 4/14/97 9:00 p.m.

Long-term:
     Deferred tax assets-other ....................................    214,000
     Deferred tax liabilities - book over tax basis in fixed assets    (78,000)
     Net operating loss carry forward .............................    491,000
     Tax credit carry
     forward ......................................................    100,000
     Valuation allowance ..........................................   (727,000)
                                                                     ---------
                                                                          --
                                                                     ---------
     Net deferred tax liabilities .................................  $    --
                                                                     =========

The Company's recorded valuation allowance for the year ended December 31, 1996, which constitutes the entire change in the valuation allowance for the year, consists of the following:

     Federal.......................................................  $1,383,000
     State.........................................................     540,000
                                                                     ----------
                                                                     $1,923,000
                                                                     ==========

     At December 31, 1996 the Company has available Federal net operating loss carryforwards of $672,000 expiring in the year 2011. A tax benefit of approximately $344,000 associated with employee stock option exercises has been credited to stockholder's equity in 1996.

NOTE 11 - NONCASH INVESTING AND FINANCING ACTIVITIES

     During 1995, the Company issued 2,500 shares of common stock as part of a trademark lawsuit settlement.

     During the years ended December 31, 199 5 and 199 6, capital lease obligations of $ 505,000 and $ 9,468, respectively were incurred when the Company entered into leases for new equipment.

     During 1995, t he Company financed a note receivable from a franchisee for the purchase of equipment in the amount of $60,500. During the year the Company refinanced long-term debt into a term loan of $330,000.

     During 1996, the Company issued a total of 115,500 shares of common stock in connection with certain acquisitions (Note 1). The value of the shares issued totaled approximately $1,740,000.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

On June 20, 1996, the Company announced that following the installation of new management at its I&J West Coast subsidiary, the Company had uncovered certain improper bookkeeping and accounting practices at the Los Angeles subsidiary, that it would be restating its first quarter 1996 Statement of Operation to account for these improper practices. On the day following the announcement the stock price of the Company's common stock declined from a closing price of $21.25 on June 20, 1996 to a closing price of $13.75 on June 21, 1996. As a result, certain class action law suits

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             Draft 4/14/97 9:00 p.m.

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

have been filed. These lawsuits from New Jersey and California have been consolidated into one class action lawsuit in the Federal District Court in New Jersey. The plaintiffs seek unspecified money damages. The Company has filed a motion to dismiss the lawsuit and all discovery has been stayed pending the resolution of this motion. Although the Company believes it has acted properly and has adequate defenses to such actions, no assessment of the amount or range of any loss that might be incurred by, or the effects thereof on, the Company should it be found to have violated any law, can be made at this time. Accordingly, no provisions for these contingencies have been made. Certain cost of the defense of these actions have been included in the non-recurring charge (see Note 15).

     The Company is also involved in various other pending legal proceedings arising out of the normal course of the Company's business. The adverse outcome of any of these legal proceedings is not expected to have a material adverse effect on the financial condition of the Company.

     The Company has executed a $25.0 million franchisee financing agreement with Atlantic Financial Services, Inc. Under the terms of this agreement, the Company has agreed to guarantee certain portions of loans in exchange for more favorable terms and rates for the Company's franchisees. The liability of the Company under this agreement is the greater of (i) $1,500,000 or (ii) 20% of the first $10,000,000 of loans to franchisees and 10% of the remaining $15,000,000 of loans to franchisees. At December 31, 1996, the Company's contingent liability was $2,139,418 for outstanding loans.

     The Company also has executed a $10.0 franchisee financing agreement with Stephens Franchise Finance which was purchased by SunTrust Credit Corp. Under the terms of this agreement, the Company has agreed to guarantee certain portions of loans in exchange for more favorable terms and rates for the Company's franchisees. The liability of the Company under this agreement is the greater of (i) $1,000,000 or (ii) 30% of the aggregate principal amount of loans to franchisees. At December 31, 1996, the Company's contingent liability was $1,695,026 for outstanding loans. As of June 13, 1996, the Company ceased using SunTrust Credit Corp. for franchisee financing.

     As of December 31, 1996, there have been no events of default under either the Atlantic Financial Services, Inc. agreement or the SunTrust Credit Corp. agreement.

     The Company entered into various employment agreements effective January 1, 1994 through December 31, 1998, with officers and key employees, three of whom are major stockholders. Each agreement provides for an annual base compensation of $125,000, with annual increases based on increases in the Consumer Price Index, capped at 10%. The agreements provide for aggregate bonuses equal to 10% of the Company's consolidated earnings before taxes.

     In addition, the Company had commitments for the purchase of equipment of approximately $900,000 at December 31, 1996.

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             Draft 4/14/97 9:00 p.m.

NOTE 13 - STOCK OPTIONS

     In 1994, the Company adopted a stock option plan (the "1994 Plan") under which stock options to purchase up to 300,000 shares of the Company's common stock may be granted to employees of and consultants to the Company. Options granted under this plan must be at an exercise price not less than the fair market value per share of common stock on the date the option is granted. Options granted shall become exercisable equally over three years upon each anniversary of the date of grant. Generally, an option will become fully exercisable three years from the date of grant. Options will be exercisable for a term not greater than ten years from the date of grant.

     In 1996, the Company adopted a stock option plan (the "1996 Plan") under which stock options to purchase up to 750,000 shares of the Company's common stock may be granted to employees of and consultants to the Company. Options granted under this plan must be at an exercise price not less than the fair market value per share of common stock on the date the option is granted. Options granted shall become exercisable equally over three years upon each anniversary of the date of grant. Generally, an option will become fully exercisable three years from the date of grant. Options will be exercisable for a term not greater than ten years from the date of grant.

     FASB 123 requires pro forma information regarding net income (loss) and earnings per share as if the Company has accounted for its employee stock options and warrants granted subsequent to December 31, 1994, under the fair value method of FASB 123. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assuptions for 1995 and 1996, respectively: risk-free interest rates of 5.76% and 6.18%; expected volatility of 0.73 expected option life of one year from vesting and an expected dividend yield of 0.0%.

                                                           1995         1996
                                                           ----         ----

Pro forma net income (loss)                            $ 1,282,127  $(9,486,621)
                                                       ===========  ===========
Pro forma net income (loss) per share of common stock  $       .23  $     (1.29)
                                                       ===========  ===========

     Because FASB 123 is applicable only to equity awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             Draft 4/14/97 9:00 p.m.

     A summary of the Company's stock option activity, and related information for the years ended December 31, 1995 and 1996 follows:

                                           1995                  1996
                                           ----                  ----
                                               Weighted              Weighted
                                    Common      Avg.       Common      Avg.
                                    Stock      Exercise    Stock     Exercise
                                    Options     Price      Options   Price
                                    -------     -----      -------   -----
Outstanding at beginning of year     263,600   $  4.96    $ 444,144   $ 8.90
Granted                              312,360     10.90      549,163    19.53
Canceled                             (18,549)     5.51     (148,357)   13.77
Exercised                           (113,267)     5.79     (163,580)   10.85
                                     -------              ---------
Outstanding at end of year           444,144      8.90      681,370    15.94
                                     -------              ---------

Exercisable at end of year           200,111   $ 10.60      101,250   $ 5.95
                                     =======                =======

Weighted average fair value of
options granted during the year                $  7.03                $12.92

     Stock options outstanding at December 31, 1996 are summarized as follows:

                         Outstanding        Weighted Average
 Range of Exercise        Options at             Remaining      Weighted Average
      Prices           December 31, 1996     Contractual Life   Exercise Price
      ------           -----------------     ----------------   --------------

   $3.00 to $7.00          176,257                 7.62              $ 5.27
   $12.00 to 13.50          35,250                 8.58              $12.70
       $16.25              289,863                 9.00              $16.25
       $26.50              180,000                 9.75              $26.50
                           -------
   $3.00 to $26.50         681,370                 8.71              $15.94
                           =======

     In June 1995, the Company granted immediately exercisable options to purchase 101,250 shares of common stock at $13.50 per share, in exchange for consulting services. During 1996 84,750 options were exercised and the remaining 16,500 options remain exercisable at December 31, 1996.

     In August 1995, the Company granted options to a key employee to purchase 90,000 shares of common stock at $12.00 per share which represented the fair market value at the date of grant. The options are exercisable in equal annual amounts over a three year period beginning December 31, 1995. During 1996 30,000 options were exercised and the remaining 60,000 options were canceled.

     In May 1996, the Company granted options to three key employees of Specialty Bakeries, Inc. to purchase 180,000 shares of common stock at $26.50 per share which represented the fair market value at the date of grant. The options are exercisable in equal annual amounts over a three year period beginning May 1997.

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             Draft 4/14/97 9:00 p.m.

     In August 1996, the Company granted options to a former employee to purchase 220,000 shares of common stock at $20.75 per share which represents the fair market value on the date of grant. The options are fully exercisable between November 1, 1996 and October 31, 2003.

NOTE 14 - FRANCHISE AND LICENSE TRANSACTIONS

     Total franchise and license locations opened during the years ended December 31, 1995 and 1996, were 82 and 108, respectively.

     Franchise locations in operation are as follows:

                                                               December 31, 1996
                                                               -----------------
     Company-owned locations................................            35
     Franchisee and joint venture locations.................           258
                                                                       ---
     Total..................................................           293
                                                                       ===

     During 1995, the Company repurchased three locations and are operating these as company stores. During 1996, the Company repurchased 20 locations, 7 are operating as company stores, while 13 were sold. Gains and/or losses from these sales were not material.

NOTE 15 - NON RECURRING CHARGE AND WRITE OFF OF INVESTMENT

     Following the installation of new management at I&J and subsequent to the Company's filing of its first quarter 10-QSB, the Company uncovered certain improper bookkeeping and accounting practices at the Los Angeles subsidiary. As a result, the Board of Directors authorized a full investigation into the accounting practices at the subsidiary and retained special counsel to assist in the investigation, the Company restated its first quarter 1996 Statement of Operations. Professional fees associated with the special investigation, the class action lawsuits and settlements of certain consulting agreements totaling approximately $1,057,000, are included in the Statement of Operations for the year ended December 31, 1996.

     Based upon the results of a review of its West Coast operations, the Company has decided to close its bagel production facility in Los Angeles and to temporarily supply its West Coast operations from Eatontown to assure product quality. The Company has also decided to sell, franchise or close the San Francisco locations acquired in January 1996, operating under the name Holey Bagel. The sale, franchising or closure of these locations is expected be completed in 1997. As a result of these decisions, the Company wrote-off $3,010,000 comprised of the goodwill ($1,711,000) fixed assets ($874,000) and other assets and accruals ($425,000) acquired in the Bay Area Bagel acquisition and the Los Angeles commissary and the sale or closure of the locations. The amount of goodwill was reflective of the price of Company's common stock at the time of the acquisition. Therefore, as of December 31, 1996, the Company had written off its entire investment in Holey Bagel. This write-off is reflected in the results of operations for the year ended December 31, 1996.

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             Draft 4/14/97 9:00 p.m.

NOTE 16 - SUBSEQUENT  EVENT

     In February 1997, the Company signed an area development agreement for the San Diego and Orange County, California area which calls for 50 locations to be opened over the course of the next four years. In connection with this agreement the Company recognized $1,000,000 of revenue.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

          Incorporated by reference to the Small Business Issuers definitive proxy statement for its 1997 Annual Meeting of Shareholders.

Item 10.  Executive Compensation.

          Incorporated by reference to the Small Business Issuers definitive proxy statement for its 1997 Annual Meeting of Shareholders.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

          Incorporated by reference to the Small Business Issuers definitive proxy statement for its 1997 Annual Meeting of Shareholders.

Item 12.  Certain Relationships and Related Transactions.

          Incorporated by reference to the Small Business Issuers definitive proxy statement for its 1997 Annual Meeting of Shareholders.

Item 13.          Exhibits and Reports on Form 8-k.

  (a) The following exhibits are filed as part of this report. Incorporated by

Reference to:  No.   Exhibits

Exhibit 3.1[1]       Restated Certificate of Incorporation of the Registrant

Exhibit 3.2[5] Amendment to Restated Certificate of Incorporation of the Registrant

Exhibit 3.21         Amendment to Restated Certificate of Incorporation of the
                     Registrant

Exhibit 3.3[8]       By-Laws of the Registrant

Exhibit 10.1[1] Employment Agreement dated as of January 1, 1994 between the Registrant and Jack Grumet**

Exhibit 10.2[1] Employment Agreement dated as of January 1, 1994 between thec Registrant and Jason Gennusa**

Exhibit 10.3[1] Employment Agreement dated as of January 1, 1994 between the Registrant and Andrew Gennusa**

Exhibit 10.4[1] Employment Agreement dated as of January 15, 1994 between the Registrant and Daniel Levy**

Exhibit 10.5[1]      Form of Registrant's Franchise Agreement

Exhibit 10.6[1]      Form of Registrant's Master Franchise Agreement

Exhibit 10.7[1] Master Lease Agreement No. 00000562 dated as of August 27, 1992, between the Registrant and Society Equipment Leasing Company.

Exhibit 10.8[1] Lease Agreement dated as of September 30, 1992 between Hecon Properties, Inc. and the Registrant for executive offices of the Registrant.

Exhibit 10.9[1] Form of Sublease Agreement between the Registrant and individual franchisees

Exhibit 10.10[1]     1994 Stock Option Plan**

Exhibit 10.11[1] Promissory Note dated March 1, 1993, payable by the Registrant to Manda Associates for the principal sum of $50,000

Exhibit 10.12[1] Promissory note dated January 1, 1992, payable by the Registrant (as successor to Manhattan Bagel Ventures, Inc.) to Manda Associates for the principal sum of $30,000

Exhibit 10.13[1] Promissory Note dated May 1, 1994 of Main Street Bagel, Inc., to the Registrant for the principal sum of $81,385

Exhibit 10.14[2] Employment Agreement dated as of December 29, 1994 between the Registrant and Fred Austin**

Exhibit 10.15[2] Office lease dated January 12, 1995 between the Registrant and MBL Life Assurance Corporation for executive office and manufacturing facility of the Registrant, and Amendment thereto dated March 6, 1995.

Exhibit 10.15.1 Second Amendment to Office Lease, dated May 6, 1996, between the Registrant and MBC Life Assurance Corporation (for the lease of an additional 30,600 square feet of space).*

Exhibit 10.15.2 Third Amendment to Office Lease, dated March 4, 1997, between the Registrant and Townsend Property Trust Limited Partnership (as successor-in-interest to MBL Life Assurance Corporation).*

Exhibit 10.15.3 Fourth Amendment to Office Lease, dated March 5, 1997, between the Registrant and Townsend Property Trust Limited Partnership (as successor-in interest to MBL Life Assurance Corporation).*

Exhibit 10.16[3] Agreement and Plan of Merger dated as of May 10, 1995 and Amendments No. 1 and thereto dated as of June 29, 1995 by and among the Registrant, DAB Acquisition Corp., DAB Industries, Inc. and Allan Boren.**

Exhibit 10.17[4] Bond Agreement between New Jersey Economic Development Authority and the Registrant dated as of October 1, 1995

Exhibit 10.18[4] Letter of Credit and Reimbursement Agreement between First Fidelity Bank, N.A. and the Registrant.

Exhibit 10.19[5] Agreement and Plan of Merger dated as of November 21, 1995 by and among the Registrant, BAB Acquisition Corp., Bay Area Bagel, Inc., Gary Goldstein and Scott Kronenberg.

Exhibit 10.20[6] Agreement dated as of January 17, 1996 by and among BMR Bagel Co., Inc., Another Bagel Co., Inc., ETR Bagel Co., Inc., Jeff M. Refold and Jay Refold, and I. & J. Bagel Co., Inc.

Exhibit 10.21[7] Agreement and Plan of Merger, dated as of May 22, 1996, by and among SBI Acquisition Corp., Specialty Bakeries, Inc., Rocco Fiorentino, John Gerber, and Frank Guglielmo.

Exhibit 10.22[8] Settlement Agreement dated as of February 26, 1996 between the Registrant and Allan Boren.

Exhibit 10.23[9]     1996 Stock Option Plan **

Exhibit 21           Subsidiaries of the Registrant.*

Exhibit 23.1         Consent of Amper, Politziner & Mattia.*

Exhibit 23.2         Consent of Singer, Lewak, Greenbaum & Goldstein, L.L.P.*

Exhibit 23.3                 Consent of Ernst & Young LLP.*

Exhibit 23.4                 Consent of Rainer & Company.*

Exhibit 27                   Financial Data Schedule.*

----------

*                 Filed herewith
**                Management Contract or Compensatory Plan.

[1]               Registrant's Registration Statement on Form SB-2, File
                  No. 33-77058-NY.

[2] Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994.

[3] Incorporated by reference to Registrant's Current Report on Form 8-K dated June 29, 1995.

[4] Incorporated by reference to Registrant's Amendment No. 1 to Registration Statement on Form SB-2, File No. 97658.

[5] Incorporated by reference to Exhibit 10.22 to Registrant's Current Report on Form 8-K dated January 9, 1996.

[6] Incorporated by reference to Exhibit 10.22 to Registrant's Current Report on Form 8-K dated January 17, 1996.

[7] Incorporated by reference to Exhibit 10.22 to Registrant's Current Report on Form 8-K dated May 23, 1996.

[8] Incorporated by reference to Registrant's Registration Statement on Form SB-2, File No. 333-1966.

[9] Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(b) There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:                                  Manhattan Bagel Company, Inc.
                                       (Registrant)

                                       By:/s/ Jack Grumet
                                          -----------------------
                                       Jack Grumet
                                       Chairman of the Board
                                       and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and the dates indicated.

Signature and Title                                  Date

/s/ Jack Grumet                                      April 15, 1997
-----------------------------
Jack Grumet
Chairman of the Board
 and Chief Executive Officer


____________________________                         April 15, 1997
David Goldsmith
Vice Chairman and Director


____________________________                         April 15, 1997
Jason Gennusa
President and Chief Operating
 Officer and Director


____________________________                         April 15, 1997
Andrew Gennusa
 Vice President and Director


____________________________                         April 15, 1997
James J. O'Connor
 Chief Financial Officer


____________________________                         April 15, 1997
Walter R. Cruickshank
 Chief Accounting Officer


____________________________                         April 15, 1997
Julia S. Heckman
 Director


____________________________                         April 15, 1997
Jack Levy
 Director