Form 10KSB/A
period 1996-12-31
MANHATTAN BAGEL CO INC
filed 1997-04-30
CIK 914565

SECURITIES AND EXCHANGE COMMISION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1
(Mark one)

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

                                      None

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

Area Developers

     The Company also seeks to franchise exclusive territories to experienced multi-unit retail operators, preferably with food service experience. Area developers have the financial and organizational resources to rapidly develop and operate Manhattan Bagel stores in a given geographic area. Area development agreements have been sold in Dallas/Ft. Worth, TX; Lansing, MI; Morris County, NJ; Tucson, AZ; Center City, Philadelphia, PA and Clark County, NV.

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

 Dividend Policy

     The Company has not paid any dividends since its inception and for the foreseeable future intends to follow a policy of retaining all of its earnings, if any, to finance the development and continued expansion of its business. There can be no assurance that dividends will ever be paid by the Company. Additionally, under the terms of its letter of credit arrangements with First Union National Bank (formerly First Fidelity Bank, N.A.), the Company is prohibited from paying dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Any future determination as to payment of dividends will depend upon the Company's financial condition, results of operations and such other factors as the Board of Directors deems relevant.

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

     Cost of Goods Sold. Cost of goods sold for the year ended December 31, 1996 increased 67.9% to $15,490,000 as compared to $9,224,000 for the year ended December 31, 1995. This increase in absolute dollars is directly attributable to the increase in product sales. Costs of goods sold deincreased to 54.1% of product sales for the year ended December 31, 1996, compared to 55.1% of product sales for the year ended December 31, 1995. This decrease is due to a combination of increased purchasing and operating costs, which were offset by manufacturing efficiencies, and the addition of Company owned stores which have a positive impact on gross profit margins. The increase in production costs relates primarily to the Company's decision made during the third quarter of 1996, to stop producing bagel dough at its California commissary to supply the Los Angeles market, and to transfer production to Eatontown, for bagel dough supplied to West Coast stores. The Company expects to incur these increased costs during the first three quarters of 1997 until a new commissary in Los Angeles is operational.

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

Item 7.           Financial Statements.

     The consolidated financial statements, notes thereto, and reports of independent auditors appear on pages F-1 through F-25 which begin following this page.

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

                                             Ernst & Young LLP

Princeton, New Jersey
March 31, 1997, except for the first
   paragraph of Note 4 as to which the
   date is April 15, 1997

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders
Specialty Bakeries, Inc.
Moorestown, New Jersey


      We have audited the balance sheet of Specialty Bakeries, Inc. as of December 31, 1995, and the related statements of operations and retained (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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



                                               Rainer & Company




February 2, 1996
Newtown Square Pennsylvania

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

Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


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


Payable to a bank bearing interest at 0.25% under the bank's
Prime Rate, 8.25% at December 31, 1996 and
payable in monthly interest only installments with a
maturity of August 1, 1999. The line is collateralized by
the Company's assets. Additionally, three letters of credit
totaling $163,121, have been issued and are outstanding
under this line. Available borrowings under this line
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



NOTE 7 - OPERATING LEASES (Continued)


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



NOTE 10 - INCOME TAXES (Continued)


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



NOTE 13 - STOCK OPTIONS (Continued)


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



NOTE 13 - STOCK OPTIONS (Continued)


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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following table sets forth certain information regarding the Company's directors and executive officers.

    Name                        Age     Position
-----------------------------   ----    -------------------------------------
Directors and Officers

  Jack Grumet................    60    Chairman of the Board and Chief Executive
                                       Officer
  David Goldsmith                57    Vice Chairman

  Jason Gennusa..............    38    President, Chief Operating Officer and
                                       Director


  Andrew Gennusa.............    31    Executive Vice President and Director

  Jack Levy..................    45    Director

  Julia S. Heckman...........    47    Director

  James J. O'Connor..........    52    Chief Financial Officer

     The business experience, principal occupations and employment of each of the directors and executive officers and key employees of the Company during at least the past five years, together with their periods of service as directors, executive officers and key employees of the Company, are set forth below.

Directors and Officers

     Jack Grumet became Chairman of the Board and Chief Executive Officer of the Company in April 1991. He was Chairman and Chief Financial Officer of Banner Financial Services, a wholesale mortgage broker, from April 1989 until April 1991. From 1984 to 1989, Mr. Grumet was involved as an executive officer in a variety of business enterprises. Prior to 1984 he was the founder and Chief Executive Officer of Jo-Ann's Nut House and Chez Chocolat, the nation's second largest retail franchise chain of nut and candy stores at such time. The chain operated 149 locations in nineteen states with five branch warehouses. The company was sold in 1983 to Carrols Corp.

     David Goldsmith became a director and Vice Chairman of the Board of the Company in April 1996, after serving as a consultant to the Company since December 1995. Prior to joining the Company, from 1973 to 1996, Mr. Goldsmith was President and Chief Executive Officer of Ventec Inc., a food manufacturing and distribution concern.

     Jason Gennusa has been President, Chief Operating Officer and director since he co-founded the Company in 1987. From 1981 until 1991, Mr. Gennusa was Vice President and a principal owner/operator of five Chicken Holiday restaurants located throughout New Jersey.

     Andrew Gennusa has been Executive Vice President since June 1996 and a director (and Vice President) since 1987, and is the other co-founder of the Company. From 1981 until 1991, Mr. Gennusa was President and a principal owner/operator of five Chicken Holiday restaurants throughout New Jersey.

     Jack Levy became a director in October 1995. Mr. Levy has been engaged in the private practice of law in New York City since 1976. Since April 1996, Mr. Levy has been a partner with the law firm of Morrison Cohen Singer & Weinstein, LLP, counsel to the Company. From April 1995 to April 1996, he was a partner at the law firm of Wise & Shepard, LLP and from April 1993 to April 1995, he was a partner at the law firm of Lane & Mittendorf. From 1978 to April 1993, he was an attorney at Summit Solomon & Feldesman, first as an associate and from 1984 to 1993 as a partner.

     Julia S. Heckman became a director of the Company in November 1995. Mrs. Heckman has been a Managing Director with Rodman & Renshaw, Inc.'s Investment Banking Group since April 1995 and had been a Managing Director with Mabon Securities Corp.'s Investment Banking Group since 1991. Prior to joining Mabon Securities Corp., Mrs. Heckman was a Managing Director with Paine Webber Group Inc.'s Corporate Finance Group. Mrs. Heckman serves as a Director of ATC Environmental Inc., an environmental consulting and engineering firm.

     James J. O'Connor became Chief Financial Officer in March 1997. Mr. O'Connor has 30 years experience in finance and accounting having spent the last eighteen years with RJR Nabisco Holdings and its predecessor companies, most recently as assistant corporate controller of Nabisco, Inc.

     All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are elected annually by, and serve at the discretion of, the Board of Directors. There are no familial relationships between or among any officers or directors of the Company, except that Jason Gennusa and Andrew Gennusa are brothers.

Item 10.  Executive Compensation.

The following table sets forth information concerning the annual compensation paid by the Company for the fiscal years ended December 31, 1994, 1995 and 1996, respectively, to the Chief Executive Officer and executive officers of the Company whose compensation exceeded $100,000 in 1996.

Summary Compensation Table

                               Annual Compensation

      Name and                                        Annual
  Principal Position                    Year          Salary       Other(1)
--------------------------------        ----         --------      --------
Jack Grumet....................         1996         $131,506         --
  Chairman of the Board and             1995         $121,880         --
  Chief Executive Officer               1994         $152,404         --

David Goldsmith...............          1996         $101,614         --
  Vice Chairman of the Board

Jason Gennusa...................        1996         $131,506         --
 President and Chief Operating          1995         $120,358         --
 Officer                                1994         $147,840         --

Andrew Gennusa..................        1996         $131,506         --
  Executive Vice President              1995         $122,084         --
                                        1994         $147,608         --

(1) Excludes perquisites and other personal benefits, securities and properties otherwise categorized as salary or bonuses which in the aggregate as for each of the named persons did not exceed the lesser of either $50,000 or ten percent of the total of annual salary reported for such person.

     The Company entered into five year employment agreements with each of Messrs. Jack Grumet, Jason Gennusa and Andrew Gennusa extending through December 31, 1998. Each such agreement provides for base annual compensation equal to $125,000, plus in the second, third, fourth and fifth years, increases based on increases in the consumer price index capped at ten percent per annum. In addition, each agreement provides for bonus compensation equal to two percent of the Company's net income before taxes. Each of Messrs. Grumet, J. Gennusa and A. Gennusa waived such bonus compensation for 1995 and 1996. The agreements contain customary provisions regarding benefits and restrictions on competition.

     Mr. Goldsmith is employed under an arrangement which became effective April 23, 1996 and extends until December 31, 1998 under which he will receive compensation at the rate of $132,000 during 1996 and $150,000 in 1997 and 1998, plus in each year increases based on increases in the consumer price index capped at 10% per annum. In addition, Mr. Goldsmith is entitled to bonus compensation equal to 2% of the Company's net income before taxes, provided the net income of Manhattan Bagel meets stated amounts. Under the terms of the arrangement, if Mr. Goldsmith's employment is terminated by Manhattan Bagel without cause, he will be entitled to receive six month's base salary and thereafter, during the balance of the term of the agreement, one year's salary. In addition, if Mr. Goldsmith's employment is terminated after a change of control of the Company, Mr. Goldsmith will be entitled to receive eighteen month's base salary, plus the bonus earned to date of termination. Mr. Goldsmith also receives customary benefits and is restricted in competing with the Company after his employment is terminated. Mr. Goldsmith also has been granted ten year options expiring on January 29, 2006 to purchase 130,000 of common stock at an exercise price of $5.50 per share. Of such options, 30,000 were vested on issuance, and the balance vests in three equal annual installments, on January 29, 1997, 1998, and 1999, and subject to the next sentence, unvested amounts will terminate in the event Mr. Goldsmith's employment is terminated. If Mr. Goldsmith is terminated without cause after three months, all unvested options will vest immediately. Such options were granted while Mr. Goldsmith was engaged as a consultant to the Company.

     Jack Levy holds an option issued under the Company's 1994 Stock Option Plan to purchase 9,000 shares of Common Stock at an exercise price of $7.00 per share. The right to exercise such option vests in three equal annual installments, commencing January 3, 1996. Jack Levy also holds an option issued under the Company's 1996 Stock Option Plan to purchase 10,000 shares of Common Stock at an exercise price of $16.25 per share. The right to exercise such option vests in three equal annual installments, commencing January 29, 1997.

      Julia S. Heckman holds an option granted to her under the Company's 1996 Stock Option Plan to purchase 10,000 shares of Common Stock at an exercise price of $12.00 per share. The option vests in three equal annual installments, commencing October 4, 1997.

                              Option Grants In 1996
                               (Individual Grants)

                                                      Percent of
                                      Number of      Total Options
                                     Securities       Granted to       Exercise
                                     Underlying      Employees in        Price         Expiration
     Name                              Options          1996           per Share          Date
---------------------------------   ------------   ---------------   -------------   ----------------
Jack Grumet......................        0               0                 0
David Goldsmith (1)..............     130,000          23.7%            $16.25(2)    January 29, 2006
Jason Gennusa....................        0               0                 0
Andrew Gennusa...................        0               0                 0

----------

(1) Options in the amount of 30,000 were vested upon issuance on January 29, 1996 and the balance becomes exercisable in three annual equal installments on January 29, 1997, 1998 and 1999.

(2) On April 1, 1997, the exercise price per share was reduced to $5.50 from $16.25.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year End Option Values


                                                                                           Value of
                                                        Number of Securities              Unexercised
                                                       Underlying Unexercised            In-the-Money
                            Shares                          Options at,                   Options at
                           Acquired      Value           December 31, 1996             December 31, 1996
   Name                  on Exercise    Realized      Exercisable/Unexercisable    Exercisable/Unexercisable
---------------------    -----------    ---------     -------------------------    -------------------------
Jack Grumet........          0             0                     0                           0
David Goldsmith              0             0                     0                           0
Jason Gennusa...             0             0                     0                           0
Andrew Gennusa.              0             0                     0                           0

Compliance with Section 16(a) of the Securities Exchange Act of 1934

    The Company's executive officers and directors are required under the Securities Exchange Act of 1934 to file reports of ownership and changes in beneficial ownership of the Company's common stock. Based solely on a review of the copies of reports furnished to the Company and written representations that no Forms 5 were required, the Company believes that during 1996 it was in compliance with all filing requirements applicable to executive officers and directors were complied with, except as follows: Julia Heckman filed one late report (Form 4) in regard to 1 transaction; Eugene Cerrotti filed a Form 5 late for one late report (Form 4) in regard to 1 transaction; Leonard R. Johnson, the former Chief Financial Officer of the Company, filed two late reports (Form 3 and a Form 5 in regard to a late report on Form 4) in regard to 1 transaction; David Goldsmith filed two late reports (Form 3 and a Form 5 in regard to a late report on Form 4) in regard to 1 transaction; Jack Levy filed a Form 5 for one late report (Form 4) in regard to 1 transaction; and Walter Cruickshank filed two late reports (Form 3 and a Form 5 in regard to a late report on Form 4) in regard to 1 transaction.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as of, regarding the beneficial ownership of the Company's Common Stock by (i) all persons known by the Company to beneficially own more than five percent of the Company's Common Stock, (ii) each director and officer of the Company, and (iii) all directors and officers as a group.

                             Percent of Outstanding
                                   Stock Owned

                                                       Amount and
                                                        Nature of
                                                       Beneficial
                                                        Ownership    Percentage
     Name and Address of Beneficial Owners                (1)         of Class
----------------------------------------------------   -----------   ----------
Jack Grumet (2)(3)(4) ..............................     596,900        8.0%
David Goldsmith (2)(7) .............................      63,333          *
Jason Gennusa (2)(5) ...............................     700,000        9.4%
Andrew Gennusa (2)(6) ..............................     700,000        9.4%
James J. O'Connor (2) ..............................        --           --
Julia S. Heckman ...................................        --           --
     2 World Financial Center, Tower B, 30th Floor
     New York, New York 10281
Jack Levy (8) ......................................       9,434          *
     750 Lexington Avenue,
     8th Floor
     New York, New York 10022
Grumet Partners, L.P. (3) ..........................     465,668        6.2%
     19 Seven Oaks Drive
     Holmdel, New Jersey 07733
All executive officers and directors as a group
  (7 persons) ......................................   2,069,667       27.8%

---------------

* less than 1%

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and sole investment power with respect to all shares of Common Stock beneficially owned by such person.

(2) The address of each of Jack Grumet, David Goldsmith, Jason Gennusa, Andrew Gennusa, and James J. O'Connor, is c/o Manhattan Bagel Company, Inc., 246 Industrial Way West, Eatontown, New Jersey 07724.

(3) Includes 465,668 shares held by Grumet Partners, L.P., a limited partnership of which Mr. Grumet and his sister, Linda Philips, are the general partners, and of which trusts for the benefit of Mr. Grumet's children are the limited partners. Linda Philips' address is 621 Terra Peralta Hills, Anaheim, California 92807.

(4) Includes 100,000 shares owned by the estate of Mr. Grumet's wife.

(5) Includes 33,000 shares held in trust for the benefit of members of Mr. Gennusa's family.

(6) Includes 21,000 shares held in trust for the benefit of members of Mr. Gennusa's family.

(7) Includes 63,333 shares of Common Stock issuable upon exercise of currently exercisable options. Does not include 66,667 shares of Common Stock issuable upon the exercise of options vesting in equal annual installments on January 29, 1998 and 1999.

(8) Includes 9,334 shares of Common Stock issuable upon exercise of currently exercisable options and 100 shares owned under the Uniform Gift to Minors Act for the benefit of Mr. Levy's daughter. Does not include 3,000 shares issuable upon exercise of options vesting on January 3, 1998, and 6,666 shares of Common Stock issuable upon the exercise of options vesting in equal annual installments on January 29, 1998 and 1999, respectively.

Item 12. Certain Relationships and Related Transactions.

     Messrs. Jack Grumet and Jason Gennusa and members of their families are investors in Manda Associates, which was founded in 1991 to provide equipment lease and other financing to the Company and the Company's franchisees. Manda Associates formed separate partnerships to finance individual franchisees. To date, a total of approximately $542,000 has been invested in 17 separate partnerships. Additionally, amounts owed by the Company to Manda Associates for notes payable aggregated approximately $13,000. Although the Company does not expect that the financing from the principal shareholders and their families to the Company will continue in the future, circumstances may arise when other conventional financing may not be available to franchisees, in which event Manda Associates may assist in financing arrangements with such franchisees.

      Messrs Jack Grumet, Jason Gennusa, Andrew Gennusa and Allan Boren have from time to time personally guaranteed, jointly and severally, the indebtedness of the Company. Approximately $189,000 was owed to related parties as reproted in 1995.

     Two of the Company's franchises are owned by Joseph Grumet, who is the son of Jack Grumet. The terms of the franchises are the same as in other franchised stores. Jack Grumet also owns a satellite store which sells bagels baked by another franchised store.

     Main Street Bagel, Inc. ("Main Street"), a company owned by Messrs. Jason Gennusa and Andrew Gennusa, owes the Company $81,400, pursuant to a note bearing interest at nine percent per annum due July 2002 with interest only through October 1995, and monthly installments of various amounts, including principal and interest, for November 1995 through June 2002. This loan was made for bona fide business purposes. Main Street was a franchisee of the Company and previously operated a Manhattan Bagel Company store. The Company had provided financing to Main Street to fund the construction and start-up costs of the store at the time Main Street was two-thirds owned by Messrs. Jason Gennusa and Andrew Gennusa. The franchise and store were sold to an unrelated third party in May 1993, for a purchase price of $150,000, payable $40,000 in cash at the closing and the balance of $110,000 in monthly installments over a period of eight years with interest at nine percent per annum. Main Street is expected to pay the outstanding loan to the Company from the proceeds of the monthly installments it receives from the third party franchisee.

     The Company was founded in October 1987 by Messrs. Jason Gennusa and Andrew Gennusa, each of whom acquired 50% of the then outstanding shares for nominal consideration. Mr. Jack Grumet joined the Company in April 1991 and acquired his portion of the outstanding shares for nominal consideration. Pursuant to an agreement with First Montauk Securities Corp., the underwriters of the Company's initial public offering, immediately prior to the effectiveness of the registration statement relating to the Company's June 1994 public offering, each of Messrs. Jack Grumet, Jason Gennusa and Andrew Gennusa contributed, for no consideration, 150,000 shares of Common Stock, leaving each with 850,000 shares of Common Stock at that time.

     Julia S. Heckman, a director of the Company, is a Managing Director with Rodman & Renshaw, Inc.'s Investment Banking Group. Rodman & Renshaw, Inc. acted as co-managing underwriter of Manhattan Bagel's November 1995 public offering in which the Company sold 1,618,000 shares, including shares sold pursuant to the underwriters overallotment option. The underwriting discounts on such shares aggregated $1,909,240. Ms. Heckman was elected to the board in November 1995 pursuant to the underwriting agreement under which Rodman & Renshaw, Inc. had the right to appoint a member to the Board of Directors to serve until the 1996 Annual Meeting. Rodman & Renshaw, Inc. also acted as one of the underwriters of an underwritten public offering of shares owned by a selling shareholder pursuant to which Manhattan Bagel sold 90,000 shares upon exercise of the underwriters' overallotment option. The aggregate underwriting discount relating to these overallotment shares was $113,850.

     Law firms of which Jack Levy, a director of Manhattan Bagel since October 1995, has acted as counsel for Manhattan Bagel since 1993.

Item 13. Exhibits and Reports on Form 8-k.

     (a) The following exhibits are filed as part of this report. Incorporated by

Reference to:     No.      Exhibits
-------------     ---      --------

Exhibit 3.1[1]    3.1      Restated Certificate of Incorporation of the
                           Registrant

Exhibit 3.2[5]    3.2      Amendment to Restated Certificate of Incorporation
                           of the Registrant

Exhibit 3.3[8]    3.3      By-Laws of the Registrant

Exhibit 4.2[1]    4.2      Underwriter's Warrant Agreement and Form of
                           Warrant Certificate

Exhibit 10.1[1]   10.1     Employment Agreement dated as of January 1, 1994
                           between the Registrant and Jack Grumet**

Exhibit 10.2[1]   10.2     Employment Agreement dated as of January 1, 1994
                           between the Registrant and Jason Gennusa**

Exhibit 10.3[1]   10.3     Employment Agreement dated as of January 1, 1994
                           between the Registrant and Andrew Gennusa**

Exhibit 10.4[1]   10.4     Employment Agreement dated as of January 15, 1994
                           between the Registrant and Daniel Levy**

Exhibit 10.5[1]   10.5     Form of Registrants Franchise Agreement

Exhibit 10.6[1]   10.6     Form of Registrants Master Franchise Agreement

Exhibit 10.7[1]   10.7     Master Lease Agreement No. 00000562 dated as of
                           August 27, 1992, between the Registrant and
                           Society Equipment Leasing Company.

Exhibit 10.8[1]   10.8     Lease Agreement dated as of September 30, 1992
                           between Hecon Properties, Inc. and the Registrant for executive offices of the Registrant.

Exhibit 10.9[1]   10.9     Form of Sublease Agreement between the Registrant
                           and individual franchisees

Exhibit 10.10[1]  10.10    1994 Stock Option Plan**

Exhibit 10.11[1]  10.11    Promissory Note dated March 1, 1993, payable by
                           the Registrant to Manda Associates for the principal sum of $50,000

Exhibit 10.12[1]  10.12    Promissory note dated January 1, 1992, payable by
                           the Registrant (as successor to Manhattan Bagel
                           Ventures, Inc.) to Manda Associates for the principal sum of $30,000

Exhibit 10.13[1]  10.13    Promissory Note dated May 1, 1994 of Main Street
                           Bagel, Inc., to the Registrant for the principal sum of $81,385

Exhibit 10.14[2]  10.14    Employment Agreement dated as of December 29, 1994
                           between the Registrant and Fred Austin**

Exhibit 10.15[2]  10.15    Office lease dated January 12, 1995 between the
                           Registrant and MBL Life Assurance Corporation for executive office and manufacturing facility of the Registrant, and Amendment thereto dated March 6,
                           1995.

Exhibit 10.15.1 Second Amendment to Office Lease, dated May 6, 1996, between the Registrant and MBL Life Assurance Corporation (for the lease of an additional 30,600 square feet of space).*

Exhibit 10.15.2 Third Amendment to Office Lease, dated March 4, 1997, between the Registrant and Townsend Property Trust Limited Partnership (as successor-in-interest to MBL Life Assurance Corporation).*

Exhibit 10.15.3 Fourth Amendment to Office Lease, dated March 5, 1997, between the Registrant and Townsend Property Trust Limited Partnership (as successor-in-interest to MBL Life Assurance Corporation).*


Exhibit 10.16[3]  10.16    Agreement and Plan of Merger dated as of May 10,
                           1995 and Amendments No. 1 and No. 2 thereto dated as of June 29, 1995 by and among the Registrant, DAB Acquisition Corp., DAB Industries, Inc. and
                           Allan Boren.**

Exhibit 10.17[4]  10.17    Bond Agreement between New Jersey Economic
                           Development Authority and the Registrant dated as of October 1, 1995

Exhibit 10.18[4]  10.18    Letter of Credit and Reimbursement Agreement
                           between First Fidelity Bank, N.A. and the
                           Registrant.

Exhibit 10.19[5]  10.19    Agreement and Plan of Merger dated as of November
                           21, 1995 by and among the Registrant, BAB
                           Acquisition Corp., Bay Area Bagel, Inc., Gary
                           Goldstein and Scott Kronenberg.

Exhibit 10.20[6]  10.20    Agreement dated as of January 17, 1996 by and
                           among BMR Bagel Co., Inc., Another Bagel Co.,
                           Inc., ETR Bagel Co., Inc., Jeff M. Refold and Jay
                           Refold, and I. & J. Bagel Co., Inc.

Exhibit 10,21[7] Agreement and Plan of Merger, dated as of May 22, 1996, by and among SBI Acquisition Corp., Specialty Bakeries, Inc., Rocco Fiorentino, John Gerber, and Frank Guglielmo.

Exhibit 10.21[8]  10.21    Settlement Agreement dated as of February 26, 1996
                           between the Registrant and Allan Boren.

Exhibit 10.30[9]  10.30    1996 Stock Option Plan **

Exhibit 21                 Subsidiaries of the Registrant.*

Exhibit 23.1               Consent of Amper, Politziner & Mattia.*

Exhibit 23.2               Consent of Singer, Lewak, Greenbaum & Goldstein,
                           L.L.P.*

Exhibit 23.3               Consent of Ernst & Young LLP.*

Exhibit 27                 Financial Data Schedule

Exhibit 25.4               Consent of Rainer & Company

---------

*    Filed herewith

**   Management Contract or Compensatory Plan

[1]  Registrant's Registration Statement on Form SB-2, File No. 33-77058-NY


[2] Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ending December 31, 1994.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly.

Date:                             Manhattan Bagel Company, Inc.
                                  (Registrant)

                                  By:  Jack Grumet
                                  -----------------------------
                                  Jack Grumet
                                  Chairman of the Board
                                  and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and the dated indicated.

Signature and Title                                      Date
-------------------                                      ----

Jack Grumet                                         April 15, 1997
------------------------------------
Jack Grumet
Chairman of the Board
and Chief Executive Officer

David Goldsmith                                     April 15, 1997
------------------------------------
David Goldsmith
Vice Chairman of the Board

Jason Gennusa                                       April 15, 1997
------------------------------------
Jason Gennusa
President and Chief Operating
Officer and Director

Andrew Gennusa                                      April 15, 1997
------------------------------------
Andrew Gennusa
Executive Vice President and Director

James J. O'Connor                                   April 15, 1997
------------------------------------
James J. O'Connor
Chief Financial Officer

Walter R. Cruickshank                               April 15, 1997
------------------------------------
Walter R. Cruickshank
Chief Accounting Officer

                                                    April 15, 1997
------------------------------------
Julia S. Heckman
Director

Jack Levy                                           April 15, 1997
------------------------------------
Jack Levy
Director