Form 10-Q
period 1997-03-31
MANHATTAN BAGEL CO INC
filed 1997-05-16
CIK 914565

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(MARK ONE)

          [X]  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.


FOR THE TRANSITION PERIOD FROM __________ TO __________


            COMMISSION FILE NUMBER 0-24388



                          MANHATTAN BAGEL COMPANY, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



       NEW JERSEY                                          22-2981539
       (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)



              246 INDUSTRIAL WAY WEST, EATONTOWN, NEW JERSEY 07724
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (908) 544-0155
                         (REGISTRANT'S TELEPHONE NUMBER)

CHECK WHETHER THE REGISTRANT  (1) HAS FILED ALL REPORTS  REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934 DURING THE LAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO___

NUMBER OF SHARES OF COMMON STOCK,  NO PAR VALUE,  OUTSTANDING AT APRIL 13, 1997:
7,474,822.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


     Certain statements in this Quarterly Report on Form 10-Q, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of Manhattan Bagel Company, Inc. (the "Company") to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.

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

     The opening and success of Manhattan Bagel Company stores will depend on various factors, including the availability of suitable store sites and the negotiation of acceptable lease terms for new locations, the ability of the Company or its franchisees to obtain construction and other necessary permits in a timely manner the ability to meet construction schedules, the financial and other capabilities of the Company's franchisees and master franchisees, and general economic and business conditions.

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

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES


                                      INDEX
                                                                        PAGE NO.

Part I                              FINANCIAL INFORMATION

            Item 1.     Financial Statements


                      Consolidated Balance Sheets - March 31, 1997
                      and December 31, 1996                                   3

                      Consolidated Statements of Income -
                      Three months ended March 31, 1997 and 1996              4


                      Consolidated Statements of Cash Flows -
                      Three months ended March 31, 1997 and 1996              5

                      Notes to Consolidated Financial Statements              6


            Item 2.     Management's Discussion and Analysis of
                        Results of Operations and Financial Condition         8



Part II                 OTHER INFORMATION




            Item 6.     Exhibits and Reports on Form 8-K                     12

                        Signatures                                           12

                          MANHATTAN BAGEL COMPANY, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                       DECEMBER 31       MARCH 31,
                                                                                                          1996             1997
                                                                                                      ------------     ------------
             ASSETS ..............................................................................                      (UNAUDITED)

Current assets:
      Cash and cash equivalents ..................................................................    $  1,619,494     $  1,406,561
      Marketable securities ......................................................................       6,926,921        5,568,188
      Accounts receivable, net of allowance for doubtful
             accounts of $292,685 ................................................................       2,795,478        2,914,039
      Construction costs receivable, net of allowance for doubtful
             accounts of $60,000 .................................................................       2,254,842        2,318,643
      Franchise fee receivable area developers, net of allowance of $565,000 .....................         721,782          332,235
      Inventories ................................................................................       1,381,648        1,243,518
      Current maturities of notes receivable, net of reserve of $256,000 .........................         462,225        1,040,854
      Current maturities of notes receivable - affiliates ........................................         250,000          250,000
      Income taxes receivable ....................................................................       2,053,663        2,055,263
      Prepaid expenses and other current assets ..................................................         628,634          379,378
                                                                                                      ------------     ------------

             Total current assets ................................................................      19,094,687       17,508,679
                                                                                                      ------------     ------------

Property and equipment, net of accumulated
      depreciation of $1,987,142 and $2,431,807, respectively ....................................      12,000,338       13,814,910
                                                                                                      ------------     ------------

Other assets:
      Accounts receivable long term ..............................................................         480,539          480,539
      Franchise fee receivable area developers long term, net of allowance
             of $633,019 .........................................................................         200,000          200,000
      Notes receivable, net of current maturities ................................................       7,304,151        8,159,952
      Notes receivable affiliates, net of current maturities .....................................       1,250,000        1,250,000
      Goodwill, net of accumulated amortization  of $214,201 and $252,901, respectively ..........       4,386,853        4,348,153
      Security deposits ..........................................................................         909,053          882,319
      Investment in stores, net of reserve of $849,000 and $725,000, respectively ................       3,145,659        3,125,725
      Other assets ...............................................................................         819,910          811,104
                                                                                                      ------------     ------------

             Total assets ........................................................................    $ 49,591,190     $ 50,581,381
                                                                                                      ============     ============


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current maturities of long-term debt .......................................................    $  2,098,408     $  4,695,010
      Current maturities of capital lease obligations ............................................         164,812          164,812
      Accounts payable and accrued expenses ......................................................       6,354,511        4,845,957
      Unearned franchise fee income ..............................................................         303,451          151,239
      Franchise deposits .........................................................................         202,500          207,500
                                                                                                      ------------     ------------

             Total current liabilities ...........................................................       9,123,682       10,064,518
                                                                                                      ------------     ------------

Other liabilities:
      Long-term debt, net of current maturities ..................................................       3,897,090        3,838,602
      Capital lease obligations, net of current maturities .......................................         410,904          351,029
      Security deposits ..........................................................................         414,622          451,625
      Other liabilities ..........................................................................          79,636           79,636
                                                                                                      ------------     ------------
             Total other liabilities .............................................................       4,802,252        4,720,892
                                                                                                      ------------     ------------

Stockholders' equity:
      Preferred stock, 2,000,000 shares authorized,
             no shares issued or outstanding .....................................................            --               --
      Common stock, no par value, 25,000,000 shares
             authorized, 7,454,822 and 7,474,822 shares issued and outstanding, respectively .....      40,721,233       40,781,233
      Foreign currency translation ...............................................................         (12,695)          (3,792)
      Accumulated deficit ........................................................................      (5,043,282)      (4,981,470)
                                                                                                      ------------     ------------

             Total stockholders' equity ..........................................................      35,665,256       35,795,971
                                                                                                      ------------     ------------

             Total liabilities and stockholders' equity ..........................................    $ 49,591,190     $ 50,581,381
                                                                                                      ============     ============


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                       1996            1997
                                                                  ------------    ------------
                                                                   (UNAUDITED)    (UNAUDITED)

Revenues

      Product sales ...........................................   $  6,612,305    $  7,638,616
      Franchise & license related revenue .....................      2,289,141       2,701,261
                                                                  ------------    ------------

                     Total revenue ............................      8,901,446      10,339,877
                                                                  ------------    ------------


Operating expenses

      Cost of goods sold ......................................      3,391,121       4,274,237
      Selling, general & administrative expenses ..............      4,839,130       6,183,596
      Other income ............................................        (70,118)        (58,017)
      Interest income .........................................       (268,537)       (298,925)
      Interest expense ........................................         53,305         177,174
                                                                  ------------    ------------

                     Total operating expenses .................      7,944,901      10,278,065
                                                                  ------------    ------------

Earnings before provision for income taxes ....................        956,545          61,812

Provision for income taxes ....................................        296,601            --
                                                                  ------------    ------------

Net income ....................................................   $    659,944    $     61,812
                                                                  ============    ============

Net income per share ..........................................   $       0.09    $       0.01
                                                                  ============    ============

Weighted average number of common &
      common equivalent shares outstanding ....................      7,563,416       7,492,740
                                                                   ============    ============



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31,

                                                                                         1996           1997
                                                                                      -----------    -----------
                                                                                      (UNAUDITED)    (UNAUDITED)

Cash used in operating activities .................................................   ($  426,064)   ($1,014,801)
                                                                                      -----------    -----------

Cash flows from investing activities:
      Payments for the purchase of property and equipment .........................    (1,679,129)    (2,239,303)
      (Purchase)  / sale of marketable securities, net ............................    (3,090,290)     1,358,733
      Purchase of business, net of cash acquired ..................................    (3,084,739)          --
      Other net cash provided by / (used in) investing activities .................       157,093       (855,801)
                                                                                      -----------    -----------

                     Net cash used in investing activities ........................    (7,697,065)    (1,736,371)
                                                                                      -----------    -----------

Cash flows from financing activities:
      Proceeds from debt issuance .................................................          --        2,920,000
      Proceeds from the exercise of stock options .................................          --           60,000
      Proceeds from issuance of common stock ......................................       956,175           --
      Other net cash provided by / (used in) financing activities .................       348,467       (441,761)
                                                                                      -----------    -----------

                     Net cash provided by financing activities ....................     1,304,642      2,538,239
                                                                                      -----------    -----------

Net decrease in cash and cash equivalents .........................................    (6,818,487)      (212,933)
Cash and cash equivalents-beginning of period .....................................     8,014,519      1,619,494
                                                                                      -----------    -----------
Cash and cash equivalents-end of period ...........................................   $ 1,196,032    $ 1,406,561
                                                                                      ===========    ===========


      See accompanying notes to consolidated financial statements

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION


            The  financial   information  in  this  report  should  be  read  in
conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB, as amended for the year ended December 31, 1996.

            In the opinion of management, the accompanying financial statements include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature with the exception of those charges discussed in Note 4. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.



NOTE 2 - INVENTORIES



                         DECEMBER 31, 1996                MARCH 31, 1997
                         -----------------                --------------

Raw materials                     $788,977                      $653,145
Finished Goods                     592,671                       590,373
                                   -------                       -------
                                $1,381,648                    $1,243,518
                                ==========                    ==========

NOTE 3 - EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share has not yet been determined by management.


NOTE 4 - MODIFICATION OF CREDIT LINE

     On April 15, 1997 the Company amended its letter of credit supporting its line of credit agreement with the New Jersey Economic Development Authority and the line of credit agreement with a bank. Under the terms of the amendment certain covenants were modified and in return the Company's borrowing rate was increased to Prime plus 1% and the Company paid a fee of $20,000.

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

     These lawsuits from New Jersey and California have been consolidated into one class action lawsuit in the Federal District Court in New Jersey. The plaintiffs seek unspecified money damages. The Company has filed a motion to dismiss the lawsuit and all discovery has been stayed pending the resolution of this motion to dismiss the lawsuit and all discovery has been stayed pending the resolution of this motion. Although the Company believes it has acted properly and has adequate defenses to such actions, no assessment of the amount or range of any loss that might be incurred by, or the effects thereof on the Company, should it be found to have violated any law, can be made at this time. Accordingly, no provisions for these contingencies have been made.

     The Company is also involved in various other pending legal proceedings arising out of the Company's business. The adverse outcome of any of these legal proceeding is not expected to have a material adverse effect on the financial condition of the Company.

     The Company has executed a $25.0 million franchisee financing agreement with Atlantic Financial Services, Inc. Under the terms of this agreement, the Company has agreed to guarantee certain portions of loans in exchange for more favorable terms and rates for the Company's franchisees. The liability of the Company under this agreement is the greater of (i) $1,500,000 or (ii) 20% of the first $10,000,000 of loans to franchisees and 10% of the remaining $15,000,000 of loans to franchisees. At December 31, 1996 and March 31, 1997 the Company's contingent liability was $2,139,418 for outstanding loans.

     The Company has executed a $10.0 franchisee financing agreement with Stephens Franchise Finance which was purchased by Sun Trust Credit Corp. Under the terms of this agreement, the Company has agreed to guarantee certain portions of loans in exchange for more favorable terms and rates for the Company's franchisees. The liability of the Company under this agreement is the greater of (i) $1,000,000 or (ii) 30% of the aggregate principal amount of loans to franchisees. At December 31, 1996 and March 31, 1997, the Company's contingent liability was $1,695,026 and $1,904,757 for outstanding loans, respectively. As of June 13, 1996, the Company ceased using Sun Trust Credit Corp. for franchisee financing.


     As of March 31, 1997, there have been no events of default under either the Atlantic Financial Services, Inc. agreement or the Sun Trust Credit Corp. agreement.



     In addition, the Company had commitments for the purchase of equipment of approximately $1.1 million at March 31, 1997.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

     On May 22, 1996, the Company completed the acquisition of Specialty Bakeries, Inc. ("SBI") a private Company which owned and franchised a total of 23 bagel bakery stores in the Southern New Jersey and Philadelphia areas operating under the name Bagel Builders. The Company completed the acquisition through the merging of a newly created, wholly owned subsidiary of the Company with and into SBI and 132,500 shares of common stock of the Company were issued to the shareholders of SBI. This transaction was structured to be a tax-free reorganization and is being accounted for as a pooling of interests. Accordingly the financial statements for the three months ended March 31, 1996 have been restated to give affect to this acquisition as if it took place on January 1, 1996.


RESULTS OF OPERATIONS


     The total number of operating Manhattan Bagel Company stores has increased from four at December 31, 1990 to 310 at March 31, 1997.




     The following total number of stores were open and operating on the following dates:


          December 31, 1990....................................        4
          December 31, 1991....................................       11
          December 31, 1992....................................       27
          December 31, 1993....................................       41
          December 31, 1994....................................       73
          December 31, 1995....................................      152
          December 31, 1996....................................      293
          March 31, 1997.......................................      310


     In addition, on March 31, 1997, the Company had approximately 100 additional stores in various stages of development.

     The rapid expansion significantly affects the comparability of results of operations in several ways. Total royalty income and frozen raw bagel dough sales rise significantly as new franchised and licensed stores open. New store revenues are not usually as high in the first periods following opening as they are in later periods. Total expenses have also risen significantly as the Company expanded its corporate infrastructure. The number of employees as of March 31, 1997 was 519, while the number of employees as of March 31, 1996 was 527.

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

     The Company's revenues are primarily derived from (i) the sale of frozen raw bagel dough and cheese spreads to franchisees and licensees, (ii) retail and wholesale sale of products by the Company-owned stores, and (iii) royalties, franchise and license fees, including master franchise fees, and area development fees. The percentage of revenues derived from product sales to total sales for the first three months of 1997 was 73.9% compared to 74.3% in 1996



THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996


     REVENUES. Total revenues of the Company for the three months ended March 31, 1997 were $10,339,877 as compared to total revenues of $8,901,446 for the three months ended March 31, 1996, a $1,438,431 or 16.2% increase over the three months of the prior year. The increase is primarily attributable to the increased product sales ($1,026,311) resulting from the increase in the number of franchised stores opened as well as an increase in retail and wholesale sales by the Company owned stores. The additional increase of $412,120 can be attributed to increases in ongoing royalties and continuing license fees of $385,916, advertising fees of $213,783 and area developer and master franchise fees of $235,000, which were offset by a reduction in franchise fees of $422,579. The increase in royalties and continuing license fees is a result of increased retail sales by franchised stores.

     COSTS OF GOODS SOLD. Cost of goods sold for the three months ended March 31, 1997 increased 26.0% to $4,274,237 as compared to $3,391,121 for the three months ended March 31, 1996. This increase is attributable to the increase in product sales as well as costs associated with the temporary transfer of bagel production for the West Coast stores to the East Coast to assure product quality. The latter factor also negatively impacted cost of goods sold as a percentage of product sales which increased to 56.0% of product sales for the three months ended March 31, 1997 compared to 51.3% of product sales for the three months ended March 31, 1996.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 27.8% to $6,183,596 for the three months ended March 31, 1997, compared with $4,839,130 for the three months ended March 31, 1996. As a percentage of total revenues, selling, general, and administrative expenses increased to 59.8% for the three months ended March 31, 1997 from 54.4% for the three months ended March 31, 1996. The increase in both absolute dollars and percentage of revenues is attributable, in addition, to the growth of the Company, to the consolidation of acquired businesses, addition of personnel to manage the growth, and the addition of Company owned stores.


     INTEREST INCOME. Interest income for the three months ended March 31, 1997 was $298,925 compared to $268,537 for the three months ended March 31, 1996. The increase of $30,388 was primarily due to increase in notes receivable.

     INTEREST EXPENSE. Interest expense increased from $53,305 for the three months ended March 31, 1996 to $177,174 for the three months ended March 31, 1997. The $123,869 increase was primarily due to interest associated with the EDA loan for the new Eatontown manufacturing facility which became operational in April 1996.

     NET INCOME BEFORE PROVISION FOR INCOME TAXES. Net income before provision for income taxes for the three months ended March 31, 1997 was $61,812, compared with income of $956,545 for the three months ended March 31, 1996. This decrease is attributable to the increases in cost of sales and SG&A expenses discussed above.

     INCOME TAX. There is no provision for income taxes for the three months ended March 31, 1997 as compared to an expense of $296,601 for the three months ended March 31, 1996. A provision for income taxes has not been recorded for the quarter ended March 31, 1997 due to the utilization of net operating losses and deductible temporary differences against which a valuation allowance has previously been provided.

     NET INCOME. The Company generated net income of $61,812 ($.01 per share) for the three months ended March 31, 1997, as compared to net income of $659,944 ($.09 per share) for the three months ended March 31, 1996 as a result of the factors discussed above.



LIQUIDITY AND CAPITAL RESOURCES


     On January 4, 1995, the Company executed a $10 million dollar franchisee financing agreement with Stephen Diversified Leasing, Inc. d/b/a Stephens Franchise Finance which was later purchased by Sun Trust Credit Corp. Upon entering into the agreement with Atlantic Financial Services, the Company terminated its agreement with Stephens except for the loans then outstanding. Under the terms of the Agreement, which provided for financing to the Company's favorable terms and rates for the Company's franchisees. The aggregate liability of the Company under this arrangement the greater of (i) $1,000,000 or (ii) 30% of the aggregate principal amount of loans to franchisees. At March 31, 1997, the Company's contingent liability was approximately $1,905,000 constituting the full amount of loans outstanding to franchisees under this franchise financing programs.

     On May 24, 1996 the Company executed a $25 million dollar franchisee financing agreement with Atlantic Financial Services. Under the terms of the Agreement, the Company has agreed to guarantee certain portions of these loans in exchange for more favorable terms and rates for the Company's franchisees. The aggregate liability of the company under this arrangement is the greater of
(i) $1,5000,000 or (ii) 20% of the first $10,000,000 aggregate principal amount of loans to franchisees and 10% of the remaining $15,000,000 principal of loans to franchisees. At March 31, 1997, the Company's contingent liability was approximately $2,139,000 constituting the full amount of the loans outstanding to franchisees under the franchise financing program.

     On August 8, 1996 the Company obtained a $7.5 million revolving line of credit from First Union Bank, N.A. Under the terms of the agreement the Company must maintain certain liquidity ratios and earnings.

     On April 15, 1997 the Company amended its letter of credit supporting its line of credit agreement with the New Jersey Economic Development Authority and the line of credit agreement with a bank. Under the terms of the amendment certain covenants were modified and in return the Company's borrowing rate was increased to Prime plus 1% and the Company paid a fee of $20,000.

     In April 1997, the Company announced that Global Alliance Finance Company, LLC (GAFCO), wholly owned subsidiary of Deutsche Bank North America, has agreed to provide, on a case-by-case basis, the lending of up to $50 million per year, chainwide, in franchise financing to qualified applicants. The GAFCO program is targeted at multi-unit operators from other franchise systems who plan to open new Manhattan Bagel stores or acquire existing locations. The Company believes that the new financing program will assist it in attracting new area developers.

     The Company's cash flow used by operating activities during the first three months of 1997 was $1,014,801 compared to a use of $426,064 during the first three months of 1996.

     The Company had working capital of $7,444,161 at March 31, 1997, which represents a decrease of $2,526,844 from December 31, 1996. This decrease in working capital is primarily a result of an increase in current borrowing to fund the remodeling of the Company's West Coast stores and the building of new stores to be franchised. The Company expects to sell the majority of these stores and existing Company owned stores to franchisees during this fiscal year. The Company believes there are no long-term trends or events that would have a material negative impact on working capital.

     The Company is a defendant in class action law suits that have been filed. These lawsuits from New Jersey and California have been consolidated into one class action lawsuit in the Federal District Court in New Jersey. The plaintiffs seek unspecified money damages. The Company has filed a motion to dismiss the lawsuit and all discovery has been stayed pending the resolution of this motion to dismiss the lawsuit and all discovery has been stayed pending the resolution of this motion. Although the Company believes it has acted properly and has adequate defenses to such actions, no assessment of the amount or range of any loss that might be incurred by, or the effects thereof on, the Company should it be found to have violated any law, can be made at this time. Accordingly, no provisions for these contingencies have been made.

     The Company is also involved in various other pending legal proceedings arising out of the Company's business. The adverse outcome of any of these legal proceeding is not expected to have a material adverse effect on the financial condition of the Company.

     Management believes that the Company's working capital, credit facilities and funds anticipated to be generated internally from operations will be sufficient to meet the Company's liquidity requirements for the foreseeable future, including the construction of the new West Coast bagel dough and cheese spread manufacturing facility. The Company may also find it necessary or desirable to obtain additional funds. Such funds could be obtained from strategic alliances with other companies, including joint venture, joint development or license agreements or additional equity or debt offerings. However, there can be no assurance that the Company will be successful in obtaining additional financing from any of the foregoing sources, if it seeks to do so.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        None




                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   MANHATTAN BAGEL COMPANY, INC.





Dated: May 15, 1997              By: S/N JACK GRUMET
                                     ---------------
                                     Jack Grumet,
                                     Chairman of the Board and
                                     Chief Executive Officer


Dated: May 15, 1997             By: S/N JAMES J. O'CONNOR
                                    ---------------------
                                    James J. O'Connor
                                    Chief Financial Officer