Form 10-Q
period 1997-06-30
MANHATTAN BAGEL CO INC
filed 1997-08-14
CIK 914565

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                                 (732) 544-0155
                         (REGISTRANT'S TELEPHONE NUMBER)

CHECK WHETHER THE REGISTRANT  (1) HAS FILED ALL REPORTS  REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934 DURING THE LAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES [X]   NO___

NUMBER OF SHARES OF COMMON STOCK,  NO PAR VALUE,  OUTSTANDING AT AUGUST 9, 1997:
7,501,822.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


         Certain statements in this Quarterly Report on Form 10-Q, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of Manhattan Bagel Company, Inc. (the "Company") to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.

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

          The opening and success of Manhattan Bagel Company stores will depend on various factors, including the availability of suitable store sites and the negotiation of acceptable lease terms for new locations, the ability of the Company or its franchisees to obtain construction and other necessary permits in a timely manner, the ability to meet construction schedules, the financial and other capabilities of the Company's franchisees and master franchisees, and general economic and business conditions.

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

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES


                                      INDEX

                                                                        PAGE NO.

Part I                 FINANCIAL INFORMATION
                       ---------------------

         Item 1.       Financial Statements

                       Consolidated Balance Sheets - December 31, 1996
                       and June 30, 1997                                       3

                       Consolidated Statements of Income -
                       Three and six months ended June 30, 1996 and 1997       4

                       Consolidated Statements of Cash Flows -
                       Six months ended June 30, 1996 and 1997                 5

                       Notes to Consolidated Financial Statements              6


         Item 2.       Management's Discussion and Analysis of
                       Financial Condition and Results of Operations           9



Part II                OTHER INFORMATION
                       -----------------

         Item 4.       Submission of Matters to a vote of Security Holders    14

         Item 6.       Exhibits and Reports on Form 8-K                       14

                       Signatures                                             15

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                                DECEMBER 31,      JUNE 30,
                                                                                   1996            1997
                                                                                   ----            ----
           ASSETS                                                                               (UNAUDITED)

Current assets:
     Cash and cash equivalents                                                 $  1,619,494    $    575,537
     Marketable securities                                                        6,926,921       2,814,587
     Accounts receivable, net of allowance for doubtful
           accounts of $292,685                                                   2,795,478       2,920,699
     Construction costs receivable, net of allowance for doubtful
           accounts of $60,000                                                    2,254,842       3,313,080
     Franchise fee receivable area developers, net of allowance of $565,000         721,782         620,174
     Inventories                                                                  1,381,648       1,234,126
     Current maturities of notes receivable, net of reserve of $256,000             462,225       1,668,512
     Current maturities of notes receivable - affiliates                            250,000         250,000
     Income taxes receivable                                                      2,053,663       1,332,484
     Prepaid expenses and other current assets                                      628,634         363,691
                                                                               ------------    ------------

           Total current assets                                                  19,094,687      15,092,890
                                                                               ------------    ------------

Property and equipment, net of accumulated
     depreciation of $1,987,142 and $2,904,654, respectively                     12,000,338      15,111,612
                                                                               ------------    ------------

Other assets:
     Accounts receivable long term                                                  480,539         480,539
     Franchise fee receivable area developers long term, net of allowance
           of $633,019                                                              200,000         200,000
     Notes receivable, net of current maturities                                  7,304,151       8,752,281
     Notes receivable affiliates, net of current maturities                       1,250,000       1,250,000
     Goodwill, net of accumulated amortization  of $214,201
           and $286,415 respectively                                              4,386,853       4,314,639
     Security deposits                                                              909,053         899,782
     Investment in stores, net of reserve of $849,000 and
           $725,000, respectively                                                 3,145,659       4,001,353
     Other assets                                                                   819,910         813,046
                                                                               ------------    ------------

           Total assets                                                        $ 49,591,190    $ 50,916,142
                                                                               ============    ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                                      $  2,098,408    $  1,780,081
     Current maturities of capital lease obligations                                164,812         154,732
     Accounts payable and accrued expenses                                        6,354,511       4,694,178
     Unearned franchise fee income                                                  303,451         348,333
     Franchise deposits                                                             202,500         161,667
                                                                               ------------    ------------

           Total current liabilities                                              9,123,682       7,138,991
                                                                               ------------    ------------
Other liabilities:
     Long-term debt, net of current maturities                                    3,897,090       6,967,696
     Capital lease obligations, net of current maturities                           410,904         297,941
     Security deposits                                                              414,622         467,024
     Other liabilities                                                               79,636          79,636
                                                                               ------------    ------------
           Total other liabilities                                                4,802,252       7,812,297
                                                                               ------------    ------------
Stockholders' equity:
     Preferred stock, 2,000,000 shares authorized,
           no shares issued or outstanding                                             --              --
     Common stock, no par value, 25,000,000 shares
           authorized, 7,454,822 and 7,501,822 shares issued
           and outstanding, respectively                                         40,721,233      40,866,234
     Foreign currency translation                                                   (12,695)         (5,879)
     Accumulated deficit                                                         (5,043,282)     (4,895,501)
                                                                               ------------    ------------

           Total stockholders' equity                                            35,665,256      35,964,854
                                                                               ------------    ------------

           Total liabilities and stockholders' equity                          $ 49,591,190    $ 50,916,142
                                                                               ============    ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                            JUNE 30,                      JUNE 30,
                                                 ----------------------------    ----------------------------
                                                      1996            1997            1996           1997
                                                      ----            ----            ----           ----
Revenues

     Product sales                                $ 7,344,916    $  9,511,811    $ 13,811,402    $ 17,150,427
     Franchise & license related revenue            2,070,609       2,085,773       4,085,736       4,299,237
                                                  -----------    ------------    ------------    ------------

                Total revenue                       9,415,525      11,597,584      17,897,138      21,449,664
                                                  -----------    ------------    ------------    ------------


Operating expenses

     Cost of goods sold                             4,620,911       7,066,244       8,541,818      12,277,152
     Selling, general & administrative expenses     4,229,212       4,613,905       8,118,723       9,373,032
     Other income                                     (94,813)        (28,868)       (164,930)        (86,885)
     Non recurring charges                            713,000               0         713,000               0
     Interest income                                 (251,037)       (362,982)       (519,574)       (661,907)
     Interest expense                                 132,948         223,317         186,252         400,491
                                                  -----------    ------------    ------------    ------------

                Total operating expenses            9,350,221      11,511,616      16,875,289      21,301,883
                                                  -----------    ------------    ------------    ------------

Earnings before provision for income taxes             65,304          85,969       1,021,849         147,781

Provision for income taxes                           (109,807)              0         186,794               0
                                                  -----------    ------------    ------------    ------------

Net income                                        $   175,111    $     85,969    $    835,055    $    147,781
                                                  ===========    ============    ============    ============

Net income per share                              $      0.02    $       0.01    $       0.11    $       0.02
                                                  ===========    ============    ============    ============

Weighted average number of common &
     common equivalent shares outstanding           7,478,037       7,583,704       7,386,285       7,572,364
                                                  ===========    ============    ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  4

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Six Months Ended June 30,

                                                                        1996           1997
                                                                        ----           ----
                                                                    (UNAUDITED)     (UNAUDITED)

Cash used in operating activities                                  ($ 2,542,550)   ($  381,803)
                                                                   ------------    -----------

Cash flows from investing activities:
     Payments for the purchase of property and equipment             (2,438,711)    (4,884,479)
     Proceeds from the sale of marketable securities                 10,511,749      4,112,173
     Purchase of marketable securities                               (5,001,440)             0
     Increase in notes receivable                                    (6,095,079)    (2,654,417)
     Purchase of business, net of cash acquired                      (4,569,866)             0
     Other net cash (used in) / provided by investing activities     (2,305,232)           161
                                                                   ------------    -----------

                 Net cash used in investing activities               (9,898,579)    (3,426,562)
                                                                   ------------    -----------

Cash flows from financing activities:
     Proceeds from debt issuance                                              0      2,920,000
     Proceeds from the exercise of stock options                      1,422,502        145,000
     Proceeds from issuance of common stock                           1,911,150              0
     Other net cash provided by / (used in) financing activities      1,166,457       (300,592)
                                                                   ------------    -----------

                 Net cash provided by financing activities            4,500,109      2,764,408
                                                                   ------------    -----------

Net decrease in cash and cash equivalents                            (7,941,020)    (1,043,957)
Cash and cash equivalents-beginning of period                         8,014,519      1,619,494
                                                                   ------------    -----------
Cash and cash equivalents-end of period                            $     73,499    $   575,537
                                                                   ============    ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

         The financial information in this report should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 1996.

         In the opinion of management, the accompanying financial statements include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature with the exception of those 1996 charges discussed in Note 5. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


         Certain June 30, 1996, balances have been reclassified to conform with the June 30, 1997 presentation.

NOTE 2 - INVENTORIES
         -----------


                                    DECEMBER 31, 1996          JUNE 30, 1997
                                    -----------------          -------------

Raw materials                              $  788,977             $  611,307
Finished Goods                                592,671                622,819
                                           ----------             ---------
                                           $1,381,648             $1,234,126
                                           ==========             ==========


NOTE 3 - EARNINGS PER SHARE
         ------------------

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


NOTE 4 - MODIFICATION OF CREDIT LINE
         ---------------------------

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

         These lawsuits from New Jersey and California have been consolidated into one class action lawsuit in the Federal District Court in New Jersey. The plaintiffs seek unspecified money damages. The Company has filed a motion to dismiss the lawsuit and all discovery has been stayed pending the resolution of this motion. The oral argument is scheduled for September 15, 1997. Although the Company believes it has acted properly and has adequate defenses to such actions, no assessment of the amount or range of any loss that might be incurred by, or the effects thereof on the Company, should it be found to have violated any law, can be made at this time. Accordingly, no provisions for these contingencies have been made.

         The Company is also involved in various other pending legal proceedings arising out of the Company's business. The adverse outcome of any of these legal proceeding is not expected to have a material adverse effect on the financial condition of the Company.

         The Company has executed a $25.0 million franchisee financing agreement with Atlantic Financial Services, Inc. Under the terms of this agreement, the Company has agreed to guarantee certain portions of loans in exchange for more favorable terms and rates for the Company's franchisees. The liability of the Company under this agreement is the greater of (i) $1,500,000 or (ii) 20% of the first $10,000,000 of loans to franchisees and 10% of the remaining $15,000,000 of loans to franchisees. At December 31, 1996 and June 30, 1997 the Company's contingent liability was $2,140,000 for outstanding loans.

         The Company has executed a $10.0 million franchisee financing agreement with Stephens Franchise Finance which was purchased by Sun Trust Credit Corp. Under the terms of this agreement, the Company has agreed to guarantee certain portions of loans in exchange for more favorable terms and rates for the Company's franchisees. The liability of the Company under this agreement is the greater of (i) $1,000,000 or (ii) 30% of the aggregate principal amount of loans to franchisees. At December 31, 1996 and June 30, 1997, the Company's contingent liability was $1,695,026 and $2,577,607 for outstanding loans, respectively. As of June 13, 1996, the Company ceased using Sun Trust Credit Corp. for any new franchisee financing.


         As of June 30, 1997, there have been no events of default under either the Atlantic Financial Services, Inc. agreement or the Sun Trust Credit Corp. agreement.

         In addition, the Company had commitments for the purchase of equipment of approximately $300,000 at June 30, 1997.


NOTE 6 - SUBSEQUENT EVENT
         ----------------

The Company announced that it has signed a letter of intent with Doctors' Associates Inc. (DAI), franchisor of the Subway chain (a worldwide fast food restaurant franchise), providing for a proposed investment in the company by DAI and the potential for Manhattan Bagel to sell bagels and cheese spreads to participating franchisees in the 12,800-unit Subway chain if the franchisor implements a bagel program.

Under the terms of the letter of intent, Fort Lauderdale, Fla.-based DAI would purchase from Manhattan Bagel a five-year, $14.7 million convertible note carrying a 6.25% interest rate. The note would be convertible into shares of Manhattan Bagel common stock at $5.875 per share, or initially 2.5 million shares, at the option of DAI at any time, or at the option of Manhattan Bagel if the average closing bid prices of the common stock for 30 days after December 31, 1997 is at least equal to 150% of the conversion price. The letter of intent additionally includes a provision calling for DAI and its principals to enter into a five-year standstill agreement.

The transactions proposed in the letter of intent are subject to the execution of definitive agreements, the completion of due diligence reviews by both parties, and other customary conditions.

ITEM 2 -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF RESULTS OF  OPERATIONS  AND
          ----------------------------------------------------------------------
          FINANCIAL CONDITION.
          --------------------


         The Company's rapid expansion of franchisees significantly affects the comparability of results of operations in several ways. Total royalty income and frozen raw bagel dough sales rise significantly as new franchised and licensed stores open. New store revenues are not usually as high in the first periods following opening as they are in later periods. Total expenses have also risen significantly as the Company expanded its corporate infrastructure.



THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

         REVENUES. Total revenues of the Company for the three months ended June 30, 1997 were $11,597,584 as compared to total revenues of $9,415,525 for the three months ended June 30, 1996, a $2,182,059 or 23.2% increase over the three months of the prior year. The increase is primarily attributable to the increased product sales ($2,166,895) resulting from the increase in the number of franchised stores opened as well as an increase in retail and wholesale sales by the Company owned stores. The balance of the increase $15,164 is a result of $595,000 of area developer fees and an increase in royalties of $532,552, offset in part by a decrease in master franchise fees and franchise fees of $375,000 and $737,388 respectively. The Company's revenues are primarily derived from (i) the sale of frozen raw bagel dough and cheese spreads to franchisees and licensees, (ii) retail and wholesale sale of products by the Company-owned stores, and (iii) royalties, franchise and license fees, including master franchise fees, and area development fees. The percentage of revenues derived from product sales to total sales for the three months ended June 30, 1997 was 82.0% as compared to 78.0% for the comparable 1996 periods.

         COSTS OF GOODS SOLD. Cost of goods sold for the three months ended June 30, 1997 increased 52.9% to $7,066,244 as compared to $4,620,911 for the three months ended June 30, 1996. This increase is attributable to the increase in product sales as well as costs associated with the temporary transfer of bagel production for the West Coast stores to the East Coast to assure product quality. The latter factor also negatively impacted cost of goods sold as a percentage of product sales which increased to 74.3% of product sales for the three months ended June 30, 1997 compared to 62.9% of product sales for the three months ended June 30, 1996. The Company resumed partial bagel production on the West Coast which is expected to help to lower these costs. Additional costs were incurred in the distribution of the Company's product due to expansion of the territory that the Company covers.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative as a percentage of total revenues, decreased to 39.8% for the three months ended June 30, 1997 from 44.9% for the three months ended June 30, 1996. Total expenses increased 9.1% to $4,613,905 for the three months ended June 30, 1997, compared with $4,229,212 for the three months ended June 30, 1996. The increase in absolute dollars is a result of the growth of the Company, addition of personnel to manage the growth and the addition of Company owned stores.

         NON-RECURRING CHARGES. Non-recurring charges of $713,000 for the three months ended June 30, 1996 were comprised of professional fees associated with the investigation relating to the improper bookkeeping and accounting practices at the Company's Los Angeles subsidiary uncovered in June, 1996, the related settlements of certain consulting agreements, and the class action law suits (see Note 5, Notes to Condensed Consolidated Financial Statements).

         INTEREST INCOME. Interest income for the three months ended June 30, 1997 was $362,982 compared to $251,037 for the three months ended June 30, 1996. The increase of $111,945 was primarily due to the increase in notes receivable.

         INTEREST EXPENSE. Interest expense increased from $132,948 for the three months ended June 30, 1996 to $223,317 for the three months ended June 30, 1997. The $90,369 increase was primarily due to the increase in debt associated with the Company's expansion.

         EARNINGS BEFORE PROVISION FOR INCOME TAXES. Earnings before provision for income taxes for the three months ended June 30, 1997 was $85,969, compared with $65,304 for the three months ended June 30, 1996. This increase is attributable to the factors discussed above.

         INCOME TAX. There is no provision for income taxes for the three months ended June 30, 1997 as compared to a benefit of $109,807 for the three months ended June 30, 1996. A provision for income taxes has not been recorded for the quarter ended June 30, 1997 due to the utilization of net operating losses and deductible temporary differences against which a valuation allowance has previously been provided.

         NET INCOME. The Company generated net income of $85,969 ($.01 per share) for the three months ended June 30, 1997, as compared to net income of $175,111 ($.02 per share) for the three months ended June 30, 1996 as a result of the factors discussed above.



SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996


         REVENUES. Total revenues of the Company for the six months ended June 30, 1997 were $21,449,664 as compared to total revenues of $17,897,138 for the six months ended June 30, 1996, a $3,552,526 or 19.8% increase over the six months of the prior year. The increase is primarily attributable to the increased product sales ($3,339,025) resulting from the increase in the number of franchised stores opened as well as an increase in retail and wholesale sales by the Company owned stores. The additional increase of $213,501 can be attributed to increases in royalties of $918,468 and area developer fees of $1,455,000 offset in part by decreases in master franchise fees and franchise fees of $1,000,000 and $1,159,967 respectively. The Company's revenues are primarily derived from (i) the sale of frozen raw bagel dough and cheese spreads to franchisees and licensees, (ii) retail and wholesale sale of products by the Company-owned stores, and (iii) royalties, franchise and license fees, including master franchise fees, and area development fees. The percentage of revenues derived from product sales to total sales for the six months ended June 30, 1997 was 80.0% as compared to 77.2% for the comparable 1996 periods.

         COSTS OF GOODS SOLD. Cost of goods sold for the six months ended June 30, 1997 increased 43.7% to $12,277,152 as compared to $8,541,818 for the six months ended June 30,

1996. This increase is attributable to the increase in product sales, increased distribution costs associated with territory expansion as well as costs associated with the temporary transfer of bagel production for the West Coast stores to the East Coast to assure product quality. The latter factor also negatively impacted cost of goods sold as a percentage of product sales which increased to 71.6% of product sales for the six months ended June 30, 1997 compared to 61.8% of product sales for the six months ended June 30, 1996. The Company resumed partial bagel production on the west coast which is expected to help to lower these costs. Additional costs were incurred in the distribution of the Company's product due to the expansion of the territory that the Company covers.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative as a percentage of total revenues, selling, general, and administrative expenses decreased to 43.7% for the six months ended June 30, 1997 from 45.4% for the six months ended June 30, 1996. Total expenses increased 15.4% to $9,373,032 for the six months ended June 30, 1997, compared with $8,118,723 for the six months ended June 30, 1996. The increase in absolute dollars is a result of the growth of the Company, addition of personnel to manage the growth and the addition of Company owned stores.

         NON-RECURRING CHARGES. Non-recurring charges of $713,000 for the six months ended June 30, 1996 were comprised of professional fees associated with the investigation relating to the improper bookkeeping and accounting practices at the Company's Los Angeles subsidiary uncovered in June, 1996, the related settlements of certain consulting agreements, and the class action law suits (see Note 5, Notes to Condensed Consolidated Financial Statements).

         INTEREST INCOME. Interest income for the six months ended June 30, 1997 was $661,907 compared to $519,574 for the six months ended June 30, 1996. The increase of $142,333 was primarily due to the increase in notes receivable.

         INTEREST EXPENSE. Interest expense increased from $186,252 for the six months ended June 30, 1996 to $400,491 for the six months ended June 30, 1997. The $214,239 increase was primarily due to the increase in debt associated with the Company's expansion.

         EARNINGS BEFORE PROVISION FOR INCOME TAXES. Earnings before provision for income taxes for the six months ended June 30, 1997 was $147,781, compared with income of $1,021,849 for the six months ended June 30, 1996. This decrease is attributable to factors as discussed above.

         INCOME TAX. There is no provision for income taxes for the six months ended June 30, 1997 as compared to a provision of $186,794 for the six months ended June 30, 1996. A provision for income taxes has not been recorded for the six months ended June 30, 1997 due to the utilization of net operating losses and deductible temporary differences against which a valuation allowance has previously been provided.

         NET INCOME. The Company generated net income of $147,781 ($.02 per share) for the six months ended June 30, 1997, as compared to net income of $835,055 ($.11 per share) for the six months ended June 30, 1996 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         On January 4, 1995, the Company executed a $10 million dollar franchisee financing agreement with Stephen Diversified Leasing, Inc. d/b/a Stephens Franchise Finance which was later purchased by Sun Trust Credit Corp. Upon entering into the agreement with Atlantic Financial Services, the Company terminated its agreement with Stephens except for the loans then outstanding. Under the terms of the Agreement, which provided for financing to the Company's favorable terms and rates for the Company's franchisees. The aggregate liability of the Company under this arrangement is the greater of (i) $1,000,000 or (ii) 30% of the aggregate principal amount of loans to franchisees. At June 30, 1997, the Company's contingent liability was approximately $2,577,607 constituting the full amount of loans outstanding to franchisees under this franchise financing programs.

         On May 24, 1996 the Company executed a $25 million dollar franchisee financing agreement with Atlantic Financial Services. Under the terms of the Agreement, the Company has agreed to guarantee certain portions of these loans in exchange for more favorable terms and rates for the Company's franchisees. The aggregate liability of the company under this arrangement is the greater of
(i) $1,5000,000 or (ii) 20% of the first $10,000,000 aggregate principal amount of loans to franchisees and 10% of the remaining $15,000,000 principal of loans to franchisees. At June 30, 1997, the Company's contingent liability was approximately $2,140,000 constituting the full amount of the loans outstanding to franchisees under the franchise financing program.

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

         The Company's cash flow used by operating activities during the first six months of 1997 was $381,803 compared to a use of $2,542,550 during the first six months of 1996. The decrease in the amount of cash flow used by operating activities of $2,160,747 is primarily due to a less than proportionate increase in accounts receivable as compared to the sales increase, availability and refund of income tax benefits which were partially offset by decreases in accounts payable.

         The Company had working capital of $7,953,899 at June 30, 1997, which represents a decrease of $2,017,106 from December 31, 1996. This decrease in working capital is primarily a result of an increase in current borrowing to fund the expansion of the East and West Coast manufacturing facilities, remodeling of the Company's West Coast stores and the building of new stores to be franchised. The Company expects to sell the majority of these stores and existing Company owned stores to franchisees during this fiscal year. The Company believes there are no long-term trends or events that would have a material negative impact on working capital.

         The Company is a defendant in class action law suits that have been filed. These lawsuits from New Jersey and California have been consolidated into one class action lawsuit in the Federal District Court in New Jersey. The plaintiffs seek unspecified money damages. The Company has filed a motion to dismiss the lawsuit and all discovery has been stayed pending the resolution of this motion to dismiss the lawsuit and all discovery has been stayed pending the resolution of this motion. The oral argument is scheduled for September 15, 1997. Although the Company believes it has acted properly and has adequate defenses to such actions, no assessment of the amount or range of any loss that might be incurred by, or the effects thereof on, the Company should it be found to have violated any law, can be made at this time. Accordingly, no provisions for these contingencies have been made.

         The Company is also involved in various other pending legal proceedings arising out of the Company's business. The adverse outcome of any of these legal proceeding is not expected to have a material adverse effect on the financial condition of the Company.

         Management believes that the Company's working capital, credit facilities and funds anticipated to be generated internally from operations will be sufficient to meet the Company's liquidity requirements for the foreseeable future, including the construction of the new West Coast bagel dough and cheese spread manufacturing facility and the expansion of the manufacturing facility in New Jersey. The Company may also find it necessary or desirable to obtain additional funds. Such funds could be obtained from strategic alliances with other companies, including joint venture, joint development or license agreements or additional equity or debt offerings. However, there can be no assurance that the Company will be successful in obtaining additional financing from any of the foregoing sources, if it seeks to do so.

         The Company announced that it has signed a letter of intent with Doctors' Associates Inc. (DAI), franchisor of the Subway chain, (a worldwide fast food restaurant franchise) providing for a proposed investment in the company by DAI. Under the terms of the letter of intent, Fort Lauderdale, Fla.-based DAI would purchase from Manhattan Bagel a five-year, $14.7 million convertible note carrying a 6.25% interest rate. The note would be convertible into shares of Manhattan Bagel common stock at $5.875 per share, or initially
2.5 million shares, at the option of DAI at any time, or at the option of Manhattan Bagel if the average closing bid prices of the common stock for 30 days after December 31, 1997 is at least equal to 150% of the conversion price (see Note 6, Notes to Condensed Consolidated Financial Statements).

                           PART II - OTHER INFORMATION

ITEM 4-        SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
               ----------------------------------------------------

An annual meeting of Shareholders of the Registrant took place on June 26, 1997.

At the meeting, the following six directors were elected with the votes cast as follows:

         DIRECTOR                   VOTES FOR                    VOTES WITHHELD
         --------                   ---------                    --------------

         Jack Grumet                6,839,742                          162,521
         David Goldsmith            6,850,512                          159,751
         Jason Gennusa              6,847,712                          162,551
         Andrew Gennusa             6,849,932                          160,331
         Julia S. Heckman           6,856,142                          154,121
         Jack Levy                  6,852,142                          158,121

At the meeting an amendment to the Registrant's 1996 Stock Option Plan to provide that directors be eligible for grants under the plan, was approved by the following vote: For- 5,994,185, Against - 498,803, and Abstain (including broker non-votes) - 517,275.

At the meeting, the Company granted options to purchase 30,000 shares of the Company's stock to a non-employee director. An amendment to ratify a previous grant to a certain non-employee was approved by the following vote: For - 6,199,428, Against - 456,758, and Abstain (including broker non-votes) - 354,077. .


ITEM 6-        EXHIBITS & REPORTS ON FORM 8-K.
               -------------------------------

None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MANHATTAN BAGEL COMPANY, INC.





Dated:    August 13, 1997                  By: /s/ JACK GRUMET
                                              ----------------
                                                    Jack Grumet,
                                                    Chairman of the Board and
                                                    Chief Executive Officer



Dated:    August 13, 1997                  By: /s/ JAMES J. O'CONNOR
                                              ----------------------
                                                   James J. O'Connor
                                                   Chief Financial Officer