Form 10-Q
period 1997-09-30
MANHATTAN BAGEL CO INC
filed 1997-11-21
CIK 914565

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Number of shares of Common Stock, no par value, outstanding at November 12, 1997: 7,501,822.

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


            The financial viability of the Company is dependent upon, among other things, the Company's ability to obtain additional financing, to sell or close non-performing company-owned stores, and otherwise structure a financial reorganization acceptable to the Company's creditors.


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

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES


                                      INDEX

                                                                        Page No.
                                                                        --------

Part I            FINANCIAL INFORMATION

        Item 1.   Financial Statements


                  Consolidated Balance Sheets - December 31, 1996
                  and September 30, 1997                                     3

                  Consolidated Statements of Operations -
                  Three and nine months ended September 30, 1996 and 1997    4

                  Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 1996 and 1997              5


                  Notes to Consolidated Financial Statements                 6


        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              9



Part II           OTHER INFORMATION


        Item 6.   Exhibits and Reports on Form 8-K                          15


                  Signatures                                               16

                          MANHATTAN BAGEL COMPANY, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                    December 31,          September 30,
                                                                                        1996                  1997
                                                                                        ----                  ----
      ASSETS                                                                                               (UNAUDITED)

Current assets:
      Cash and cash equivalents                                                     $1,619,494               $564,610
      Marketable securities                                                          6,926,921              1,823,988
      Accounts receivable, net of allowance for doubtful
             accounts of $292,685 and $642,325, respectively                         2,795,478              3,643,216
      Construction costs receivable, net of allowance for doubtful
             accounts of $60,000 and $1,060,000, respectively                        2,254,842                421,587
      Franchise fee receivable area developers, net of allowance of $565,000           721,782                575,175
      Inventories                                                                    1,381,648              1,193,103
      Current maturities of notes receivable, net of reserve of $256,000               462,225                303,437
      Current maturities of notes receivable - affiliates                              250,000                250,000
      Income taxes receivable                                                        2,053,663              1,391,390
      Prepaid expenses and other current assets                                        628,634                612,337
                                                                                 -------------        ---------------

             Total current assets                                                   19,094,687             10,778,843
                                                                                 -------------        ---------------

Property and equipment, net of accumulated
      depreciation of $1,987,142 and $3,314,961, respectively                       12,000,338             15,703,266
                                                                                 -------------        ---------------

Other assets:
      Accounts receivable long term                                                    480,539                480,539
      Franchise fee receivable area developers long term, net of allowance
             of $633,019                                                               200,000                200,000
      Notes receivable, net of current maturities and a reserve of $1,665,000        7,304,151              8,731,665
      Notes receivable affiliates, net of current maturities                         1,250,000              1,250,000
      Goodwill, net of accumulated amortization  of $214,201                         4,386,853
      Security deposits                                                                909,053                859,338
      Investment in stores, net of reserve of $849,000 and $4,142,000,
        respectively                                                                 3,145,659              1,712,652
      Other assets                                                                     819,910                687,345
                                                                                --------------       ----------------

             Total assets                                                          $49,591,190            $40,403,648
                                                                                ==============       ================


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current maturities of long-term debt                                          $2,098,408             $5,603,830
      Current maturities of capital lease obligations                                  164,812                154,732
      Accounts payable and accrued expenses                                          6,354,511              7,785,777
      Unearned franchise fee income                                                    303,451                348,334
      Franchise deposits                                                               202,500                122,576
                                                                                 --------------      ----------------

             Total current liabilities                                               9,123,682             14,015,249
                                                                                 --------------      ----------------

Other liabilities:
      Long-term debt, net of current maturities                                      3,897,090              3,705,517
      Capital lease obligations, net of current maturities                             410,904                317,774
      Security deposits                                                                414,622                479,429
      Other liabilities                                                                 79,636                 79,636
                                                                                 --------------      ----------------
             Total other liabilities                                                 4,802,252              4,582,356
                                                                                 --------------      ----------------

Stockholders' equity:
      Preferred stock, 2,000,000 shares authorized,
             no shares issued or outstanding                                                --                     --
      Common stock, no par value, 25,000,000 shares
             authorized, 7,454,822 and 7,501,822 shares issued and
             outstanding, respectively                                              40,721,233             40,866,233
      Foreign currency translation                                                     (12,695)                (7,489)
      Accumulated deficit                                                           (5,043,282)           (19,052,701)
                                                                                 -------------       ----------------

             Total stockholders' equity                                             35,665,256             21,806,043
                                                                                 -------------       ----------------

             Total liabilities and stockholders' equity                            $49,591,190            $40,403,648
                                                                                 =============       ================


           See accompanying notes to consolidated financial statements

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      For The Three Months Ended              For The Nine Months Ended
                                                            September 30,                            September 30,
                                                   ------------------------------         ---------------------------------
                                                          1996               1997               1996              1997
                                                          ----               ----               ----              ----

Revenues

      Product sales                                    $7,329,800        $8,610,462          $21,141,202       $25,760,889
      Franchise & license related revenue               1,474,659         1,238,727            5,560,395         5,537,964
                                                   --------------    --------------       --------------    --------------

                     Total revenue                      8,804,459         9,849,189           26,701,597        31,298,853
                                                   --------------    --------------       --------------    --------------


Operating expenses

      Cost of goods sold                                4,795,084         6,550,090           13,336,902        18,827,241
      Selling, general & administrative expenses        4,394,048        17,637,760           12,512,771        27,010,792
      Write-off of investment                           3,010,000                --            3,010,000
      Other income                                       (235,152)          (31,208)            (400,082)         (118,093)
      Non recurring charges                                    --                --              713,000                --
      Interest income                                    (272,286)         (327,645)            (791,860)         (989,552)
      Interest expense                                    122,424           177,393              308,675           577,884
                                                   --------------    --------------       --------------    --------------

                     Total operating expenses          11,814,118        24,006,390           28,689,406        45,308,272
                                                   --------------    --------------       --------------    --------------

Loss before income taxes                               (3,009,659)      (14,157,201)          (1,987,809)      (14,009,419)

Benefit for income taxes                                 (641,748)               --             (454,954)               --
                                                   --------------    --------------       --------------    --------------

Net loss                                              ($2,367,911)     ($14,157,201)         ($1,532,855)     ($14,009,419)
                                                   ==============    ==============       ==============    ==============

Net loss per share                                         ($0.31)           ($1.89)              ($0.21)           ($1.87)
                                                   ==============    ==============       ==============    ==============

Weighted average number of common &
      common equivalent shares outstanding              7,547,522         7,501,822            7,423,614         7,485,242
                                                   ==============    ==============       ==============    ==============




           See accompanying notes to consolidated financial statements

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Nine Months Ended September 30,



                                                                                         1996                       1997
                                                                                         ----                       ----
                                                                                      (UNAUDITED)               (UNAUDITED)

Cash used in operating activities                                                          ($4,175,595)              ($8,710,794)
                                                                                 ---------------------      --------------------

Cash flows from investing activities:
      Payments for the purchase of property and equipment                                   (7,329,176)               (5,030,747)
      Proceeds from the sale of marketable securities                                       11,615,836                 5,102,933
      Purchase of marketable securities                                                     (1,911,150)                       --
      Increase in notes receivable                                                                                    (1,268,726)
      Purchase of business, net of cash acquired                                                                              --
      Other net cash (used in) / provided by investing activities                           (2,622,359)                6,007,346
                                                                                 ---------------------      --------------------

                     Net cash (used in) / provided by investing activities                    (246,849)                4,810,806
                                                                                 ---------------------      --------------------

Cash flows from financing activities:
      Issuance of notes receivable                                                          (6,040,600)                       --
      Proceeds from debt issuance                                                                                      2,920,000
      Proceeds from the exercise of stock options                                                                        145,000
      Proceeds from issuance of common stock                                                 3,351,153                        --
      Other net cash provided by / (used in) financing activities                              112,816                  (219,896)
                                                                                 ---------------------      --------------------

                     Net cash (used in) / provided by financing activities                  (2,576,631)                2,845,104
                                                                                 ---------------------      --------------------

Net decrease in cash and cash equivalents                                                   (6,999,075)               (1,054,884)
Cash and cash equivalents-beginning of period                                                8,014,519                 1,619,494
                                                                                 ---------------------      --------------------
Cash and cash equivalents-end of period                                                     $1,015,444                  $564,610
                                                                                 =====================      ====================





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

            In the opinion of management, the accompanying financial statements include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature with the exception of those 1996 charges discussed in Note 5. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

            The accompanying condensed consolidated financial statements have been prepared on an ongoing concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business despite the filing, by the Company, for reorganization under Chapter 11 of the Federal Bankruptcy Act (see Note 6).

            Certain September 30, 1996, balances have been reclassified to conform with the September 30, 1997 presentation.


NOTE 2 - INVENTORIES


                          December 31, 1996      September 30, 1997
                          ------------------     ------------------

Raw materials                  $788,977               $658,027
Finished Goods                  592,671                535,076
                                -------                -------
                             $1,381,648             $1,193,103
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

            On November 10, 1997, First Union National Bank notified the Company that it was in default under the revolving line of credit agreement. Accordingly, the full amount outstanding thereunder has been recorded as current. The filing by the Company of its petition under Chapter 11 of the Bankruptcy Act would constitute a default under the line of credit agreement.


NOTE 5 - CONTINGENCIES

            On June 20, 1996, the Company announced that following the installation of new management at its I&J West Coast subsidiary, the Company had uncovered certain improper bookkeeping and accounting practices at the Los Angeles subsidiary and that it would be restating its first quarter 1996 Statement of Operations to account for these improper practices. Simultaneously with the public announcement by the Company of the improprieties uncovered at the I&J subsidiary, the Company announced it expected the West Coast subsidiary will operate at a close to break-even level for the remainder of 1996. On the day following the announcement the stock price of the Company's common stock declined from a closing price of $21.25 on June 20, 1996 to a closing price of $13.75 on June 21, 1996. As a result, certain class action law suits have been filed.

            These lawsuits from New Jersey and California have been consolidated into one class action lawsuit in the Federal District Court in New Jersey. The plaintiffs seek unspecified money damages. The Company has filed and argued a motion to dismiss the lawsuit and is currently awaiting a decision by the court.

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

            The Company has executed a $25.0 million franchisee financing agreement with Atlantic Financial Services, Inc. Under the terms of this agreement, the Company has agreed to guarantee certain portions of loans in exchange for more favorable terms and rates for the Company's franchisees. The liability of the Company under this agreement is the greater of (i) $1,500,000 or (ii) 20% of the first $10,000,000 of loans to franchisees and 10% of the remaining $15,000,000 of loans to franchisees. At December 31, 1996 and September 30, 1997 the Company's contingent liability was $2,140,000 for outstanding loans.

            The Company has executed a $10.0 million franchisee financing agreement with Stephens Franchise Finance which was purchased by Sun Trust Credit Corp. Under the terms of this agreement, the Company has agreed to guarantee certain portions of loans in exchange for more favorable terms and rates for the Company's franchisees. The liability of the Company under this agreement is the greater of (i) $1,000,000 or (ii) 30% of the aggregate principal amount of loans to franchisees. At December 31, 1996 and September 30, 1997, the Company's contingent liability was $1,695,026 and $1,682,915 for outstanding loans, respectively. As of June 13, 1996, the Company ceased using Sun Trust Credit Corp. for any new franchisee financing.


            Due to the Company filing a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Act, the Company is in default of these agreements.


NOTE 6 - SUBSEQUENT EVENT

            On November 19, 1997, the Company filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Act. The filing was made in the U.S. Bankruptcy Court for the District Court of New Jersey in Trenton.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            On November 19, 1997, the Company filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Act. The filing was made in the U.S. Bankruptcy Court for the District of New Jersey in Trenton.

            The Company sought bankruptcy protection as a result of recent losses and being placed in default by its primary lender, First Union National Bank. The Company is in negotiations with First Union National Bank regarding the use of its cash collateral in the Company's ongoing business, and other lenders regarding debtor in possession financing.

            The Company was experiencing a cash shortage as a result of the losses which were being funded by the Company's ongoing cash flow, cash reserves and expenditures for the purchase of capital equipment. The Company also recorded an adjustment during the quarter of $12,579,000, as discussed in Selling, General and Administrative Expenses below.



THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996


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

            REVENUES. Total revenues of the Company for the three months ended September 30, 1997 were $9,849,189 as compared to total revenues of $8,804,459 for the three months ended September 30, 1996, a $1,044,730 or 11.9% increase over the three months of the prior year. The increase is primarily attributable to the increased product sales of $1,280,662 resulting from the increase in the number of franchised stores opened. In addition ongoing royalties increased $389,383. These increases were partially offset by decreases in franchise fees of $158,334 and area developer fees of $466,981. The Company's revenues are primarily derived from (i) the sale of frozen raw bagel dough and cheese spreads to franchisees and licensees, (ii) retail and wholesale sale of products by the Company-owned stores, and (iii) royalties, franchise and license fees, including master franchise fees, and area development fees. The percentage of revenues derived from product sales to total sales for the three months ended September 30, 1997 was 87.4% as compared to 83.3% for the comparable 1996 periods.

            COSTS OF GOODS SOLD. Cost of goods sold for the three months ended September 30, 1997 increased 36.6% to $6,550,090 as compared to $4,795,084 for the three months ended September 30, 1996. This increase is attributable to the increase in product sales as well as increased raw material and factory overhead costs. The latter factors also negatively impacted cost of goods sold as a percentage of product sales which increased to 76.1% of product sales for the three months ended September 30, 1997 compared to 65.4% of product sales for the three months ended September 30, 1996. Additional costs were incurred in the distribution of the Company's product due to expansion of the territory that the Company covers.


            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company recorded an adjustment during the quarter totaling $12,579,000. The adjustment consisted of reserves for the write off of accounts and notes receivable of $4,010,000, consisting of $1,345,000 of accounts receivable, $1,250,000 in area developer fees, $915,000 of notes receivable and loans guaranteed by the Company totaling $500,000. In addition, reserves were taken for the reduction of the value of Company owned stores and the buyout of leases guaranteed by the Company totaling $3,849,000 and a write off goodwill totaling $4,227,000 . The Company also reserved for the close down of two of its plants totaling $400,000 and severance pay of $93,000 incurred due to a downsizing of personnel. Before the adjustment selling, general and administrative as a percentage of total revenues, is 51.4% for the three months ended September 30, 1997 as compared to 49.9% for the three months ended September 30, 1996. Total expenses increased 15.1% to $5,058,779 for the three months ended September 30, 1997, compared with $4,394,048 for the three months ended September 30, 1996. The increase in absolute dollars is a result of the growth of the Company, addition of personnel to manage the growth and the addition of Company owned stores.

            The Company is taking steps to decrease costs. Subsequent to the end of the third quarter the Company downsized and terminated twenty five people, closed two production facilities, one in Canada and the other was the Company's original production facility in Eatontown, New Jersey. The closing of the facility in Canada was a result of Comac Food Group, Inc. making the decision to cease operating stores in Canada.

            OTHER INCOME. Other income for the three months ended September 30, 1997 was $31,208 compared to $235,152 for the three months ended September 30, 1996. The decrease of $203,944 was primarily due to the closing of the Company's construction business.

            INTEREST INCOME. Interest income for the three months ended September 30, 1997 was $327,645 compared to $272,286 for the three months ended September 30, 1996. The increase of $55,359 was primarily due to the increase in notes receivable.

            INTEREST EXPENSE. Interest expense increased from $122,424 for the three months ended September 30, 1996 to $177,393 for the three months ended September 30, 1997. The $54,969 increase was primarily due to the increase in debt associated with the Company's expansion.

            LOSS BEFORE INCOME TAXES. Loss before provision for income taxes for the three months ended September 30, 1997 was $14,157,201, compared with $3,009,659 for the three months ended September 30, 1996. This increase is attributable to the factors discussed above.

            INCOME TAX. There is no benefit for income taxes for the three months ended September 30, 1997 as compared to a benefit of $641,748 for the three months ended September 30, 1996. A benefit for income taxes has not been recorded for the quarter ended September 30, 1997 as a valuation allowance has been recorded against the Company's current operating losses.

            NET LOSS. The Company generated a net loss of $14,157,201 ($.1,89 per share) for the three months ended September 30, 1997, as compared to a net loss of $2,367,911 ($.31 per share) for the three months ended September 30, 1996 as a result of the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996


            REVENUES. Total revenues of the Company for the nine months ended September 30, 1997 were $31,298,853 as compared to total revenues of $26,701,597 for the nine months ended September 30, 1996, a $4,597,256 or 17.2% increase over the nine months of the prior year. The increase is primarily attributable to a $4,619,687 increase in product sales, resulting from the increase in the number of franchised stores opened. The balance of the change a $22,431 decrease is a result of increases in royalties of $1,307,851 and area developer fees of $988,019 offset by decreases in master franchise fees and franchise fees of $1,000,000 and $1,318,301 respectively. The Company's revenues are primarily derived from (i) the sale of frozen raw bagel dough and cheese spreads to franchisees and licensees, (ii) retail and wholesale sale of products by the Company owned stores, and (iii) royalties, franchise and license fees, including master franchise fees, and area development fees. The percentage of revenues derived from product sales to total sales for the nine months ended September 30, 1997 was 82.3% as compared to 79.2% for the comparable 1996 period.

            COSTS OF GOODS SOLD. Cost of goods sold for the nine months ended September 30, 1997 increased 41.2% to $18,827,241 as compared to $13,336,902 for the nine months ended September 30, 1996. This increase is attributable to the increase in product sales, increased distribution costs associated with territory expansion as well as costs associated with the temporary transfer of bagel production to the East Coast, for the West Coast stores, to assure product quality. The latter factor also negatively impacted cost of goods sold as a percentage of product sales which increased to 73.1% of product sales for the nine months ended September 30, 1997 compared to 63.1% of product sales for the nine months ended September 30, 1996. The Company resumed partial bagel production on the West Coast which is helping to lower these costs. Additional costs were incurred in the distribution of the Company's product due to the expansion of the territory that the Company covers.


            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company recorded an adjustment during the third quarter totaling $12,579,000. The adjustment consisted of reserves for the write off of accounts and notes receivable of $4,010,000, consisting of $1,345,000 of accounts receivable, $1,250,000 in area developer fees, $915,000 of notes receivable and loans guaranteed by the Company totaling $500,000. In addition, reserves were taken for the reduction of the value of Company owned stores and the buyout of leases guaranteed by the Company totaling $3,849,000 and a write off goodwill totaling $4,227,000 . The Company also reserved for the close down of two of its plants totaling $400,000 and severance pay of $93,000 incurred due to a downsizing of personnel.. Before the adjustment selling, general and administrative as a percentage of total revenues, is 51.4% for the nine months ended September 30, 1997 as compared to 49.9% for the nine months ended September 30, 1996. Total expenses increased 15.1% to $5,058,779 for the nine months ended September 30, 1997, compared with $4,394,048 for the nine months ended September 30, 1996. The increase in absolute dollars is a result of the growth of the Company, addition of personnel to manage the growth and the addition of Company owned stores.

            The Company is taking steps to decrease costs. Subsequent to the end of the third quarter the Company downsized and terminated twenty five people, closed two production facilities, one in Canada and the other was the Company's original production facility in Eatontown, New Jersey. The closing of the facility in Canada was a result of Comac Food Group, Inc. making the decision to cease operating stores in Canada.

            NON-RECURRING CHARGES. Non-recurring charges of $713,000 for the nine months ended September 30, 1996 were comprised of professional fees associated with the investigation relating to the improper bookkeeping and accounting practices at the Company's Los Angeles subsidiary uncovered in June 1996, the related settlements of certain consulting agreements, and the class action lawsuits (see Note 5, Notes to Condensed Consolidated Financial Statements).

            OTHER INCOME. Other income for the nine months ended September 30, 1997 was $118,093 compared to $400,082 for the nine months ended September 30, 1996. The decrease of $281,989 was primarily due to the closing of the Company's construction business.

            INTEREST INCOME. Interest income for the nine months ended September 30, 1997 was $989,552 compared to $791,860 for the nine months ended September 30, 1996. The increase of $197,692 was primarily due to the increase in notes receivable.

            INTEREST EXPENSE. Interest expense increased from $308,675 for the nine months ended September 30, 1996 to $577,884 for the nine months ended September 30, 1997. The $269,209 increase was primarily due to the increase in debt associated with the Company's expansion.

            LOSS BEFORE INCOME TAXES. Loss before income taxes for the nine months ended September 30, 1997 was $14,009,419, compared with a loss of $1,987,809 for the nine months ended September 30, 1996. This decrease is attributable to factors as discussed above.

            INCOME TAX. There is no provision for income taxes for the nine months ended September 30, 1997 as compared to a tax benefit of $454,954 for the nine months ended September 30, 1996. A benefit for income taxes has not been recorded for the nine months ended September 30, 1997 as a valuation allowance has been recorded against the Company's current operating losses.

            NET LOSS. The Company generated a net loss of $14,009,419 ($1.87 per share) for the nine months ended September 30, 1997, as compared to a net loss of $1,532,855 ($.21 per share) for the nine months ended September 30, 1996 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

            On January 4,  1995,  the  Company  executed  a $10  million  dollar franchisee financing agreement with Stephen Diversified Leasing, Inc. d/b/a Stephens Franchise Finance which was later purchased by Sun Trust Credit Corp. Upon entering into the agreement with Atlantic Financial Services, the Company terminated its agreement with Stephens except for the loans then outstanding. Under the terms of the Agreement, which provided for financing to the Company's franchisees, the Company agreed to guarantee certain portions of the loans in exchange for more favorable terms and rates for the Company's franchisees. The aggregate liability of the Company under this arrangement is the greater of (i) $1,000,000 or (ii) 30% of the aggregate principal amount of loans to franchisees. At September 30, 1997, the Company's contingent liability was approximately $1,682,915 constituting the full amount of loans outstanding to franchisees under this franchise financing programs.

            On May 24, 1996 the Company executed a $25 million dollar franchisee financing agreement with Atlantic Financial Services. Under the terms of the Agreement, the Company has agreed to guarantee certain portions of these loans in exchange for more favorable terms and rates for the Company's franchisees. The aggregate liability of the company under this arrangement is the greater of
(i) $1,5000,000 or (ii) 20% of the first $10,000,000 aggregate principal amount of loans to franchisees and 10% of the remaining $15,000,000 principal of loans to franchisees. At September 30, 1997, the Company's contingent liability was approximately $2,140,000 constituting the full amount of the loans outstanding to franchisees under the franchise financing program. The Company recorded a reserve of $500,000 related to this contingent liability.

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

            On November 10, 1997, First Union National Bank notified the Company that it was in default under the revolving line of credit agreement. Accordingly, the full amount outstanding thereunder has been recorded as current. The filing by the Company of its petition under Chapter 11 of the Bankruptcy Act would is a default under the line of credit agreement.

            The filing of the Chapter 11 petition could also give rise to defaults under other financing agreements.

            The Company's cash flow used by operating activities during the first nine months of 1997 was $3,977,055 compared to a use of $4,175,595 during the first nine months of 1996. The decrease in the amount of cash flow used by operating activities of $198,540 is primarily due to a less than proportionate increase in accounts receivable as compared to the sales increase, availability and refund of income tax benefits which were partially offset by decreases in accounts payable.

            The Company had negative working capital of $3,743,164 at September 30, 1997, which represents a decrease of $13,714,169 from December 31, 1996. This decrease in working capital is primarily a result of the adjustment taken this quarter of $12,579,000 (see "SELLING, GENERAL AND ADMINISTRATIVE EXPENSES", above) and the classification of $4,572,000, which represented the Company's line of credit from it's bank, to current.

            The Company said it is pursuing a number of actions to improve its operating results. Company-owned stores have been identified as a major component of the operating losses. The Company has undertaken a program to sell those stores to franchisees or close them. Combined, these locations represent approximately 9% of the Manhattan Bagel stores now in operation. Other steps being taken to restore profitability include a downsizing of the corporate staff. The Company has already completed an initial downsizing and will continue to review staffing requirements relative to the needs of the continuing business.

            The Company is a defendant in class action law suits that have been filed. These lawsuits from New Jersey and California have been consolidated into one class action lawsuit in the Federal District Court in New Jersey. The plaintiffs seek unspecified money damages. The Company has filed and argued a motion to dismiss the lawsuit and is currently awaiting a decision by the court. Although the Company believes it has acted properly and has adequate defenses to such actions, no assessment of the amount or range of any loss that might be incurred by, or the effects thereof on the Company, should it be found to have violated any law, can be made at this time. Accordingly, no provisions for these contingencies have been made.

            The Company is also involved in various other pending legal proceedings arising out of the Company's business.

            In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components and applies to all enterprises. SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

            In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

                           PART II - OTHER INFORMATION



ITEM 5-     OTHER INFORMATION.

ITEM 6-     EXHIBITS & REPORTS ON FORM 8-K.

None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MANHATTAN BAGEL COMPANY, INC.





Dated:       November 21, 1997            By: s/n Jack Grumet
                                          ----------------
                                          Jack Grumet,
                                          Chairman of the Board and
                                          Chief Executive Officer



Dated:       November 21, 1997            By: s/n James J. O'Connor
                                          ----------------------
                                          James J. O'Connor
                                          Chief Financial Officer