Form 10-K405
period 1997-12-31
MANHATTAN BAGEL CO INC
filed 1998-05-19
CIK 914565

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark one)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended....... December 31, 1997..............................
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ________________ to ______________________

        Commission file number...............0-24388....................

                          MANHATTAN BAGEL COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                  22-2981539
                  --------                  ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

246 Industrial Way West,  Eatontown, NJ     07724
----------------------------------------    -----
(Address of principal executive offices)    (Zip code)

Registrant's telephone number, including area code (732) 544-0155
Securities registered under Section 12(b) of the Exchange Act: NONE

           Title of each class         Name of each exchange on which registered

 ..................................    ..........................................

Securities registered under Section 12(g) of the Exchange Act:

                               Common Stock, No Par Value
                         ......................................
                                    (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ...X........No..........

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant's computed by reference to the closing share price on the registrant's Common Stock on March 27, 1998 as reported on the NASDAQ Small Cap market was approximately $4,370,838.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES.........NO..............

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      The number of shares outstanding of each of the registrant's Common Stock, as of March 27, 1998: 7,535,572 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this Annual Report on Form 10-K, particularly under Items 1-8, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of Manhattan Bagel Company, Inc. ("the Company") to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.

      The Company filed for protection under Chapter 11 of the Federal Bankruptcy Code in November, 1997 and is operating as a debtor-in-possession. The Company's success is highly dependent on its ability to structure and implement a plan of reorganization and to emerge from the Chapter 11 proceedings.

       The Company is dependent upon the success of existing and newly franchised and Company-owned stores, and alternative distribution outlets; the success of the Company, its master franchisees and area developers in getting new stores or other retail locations opened; the ability of the Company and its master franchisees to attract new qualified franchisees; and such other factors as competition, commodity pricing and economic conditions.

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

       The success of Manhattan Bagel Company units in alternative distribution locations, including convenience stores, supermarkets, military bases and other non-traditional locations, will depend, in addition to the factors affecting traditional franchisee and Company-owned stores, on the success of the locations in which they are located.

      The openings and remodelings of Manhattan Bagel stores, as well as openings of units within alternative locations, may be subject to potential delays caused by, among other things, permitting, weather, the delivery of equipment and materials, and the availability of labor.

                                     PART 1

Item 1. Description of Business

      The Company manufactures bagel dough and blends a wide variety of cheese spreads that are distributed to its franchised, licensed and Company-owned stores. The bagels sold by the stores are first boiled and then baked in the traditional "New York" style. The Company's retail system consists of 319 stores as of December 31, 1997, including 302 franchised and licensed stores, 12 Company-owned and 5 joint-ventured stores in 18 states.

Chapter 11 Proceedings

      On November 19, 1997, Manhattan Bagel Company, Inc. and on December 31, 1997, I & J Bagel, Inc., its wholly-owned subsidiary, filed voluntary petitions in the United States Bankruptcy Court for the district of New Jersey (the "Bankruptcy Court") seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The filings were as a result of operating losses and being placed in default by its primary lender, First Union National Bank.

      The filing will enable the Company and its franchisees to conduct business as usual while the Company develops a plan of reorganization. The Company has assured franchisees that they will continue to receive a steady supply of bagel dough and cheese spreads from its manufacturing plants, as well as operational and marketing support, during the course of the reorganization.

      Events completed in relation to the Company's ongoing operational restructuring include the closing of underperforming Company stores, exiting the store construction business, and reductions in corporate administrative expenses. Additional components of the operational restructuring include ongoing evaluation of operations and a refocusing of the Company's marketing strategies.

      Since the commencement of the Chapter 11 filing, the Company has had the exclusive right to file a plan of reorganization. The period of exclusivity granted to the Company has been extended and is now scheduled to expire on July 29, 1998. Any further extension is within the discretion of the Bankruptcy Court.

      The Bankruptcy Court entered an order on April 8, 1998 and established the "Bar Date" of June 15, 1998 as the deadline for filing proofs of claim to the Chapter 11 proceedings.

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

      Although in recent years, there has been an expanded number of bagel stores operated by national or regional chains, management believes that the bagel industry continues to be primarily comprised of small operators that operate one or a few stores and larger bagel chains that generally have their bagel dough produced at each retail location or at independently-operated regional facilities. See "Competition." As a result, bagel quality can vary from location to location within these chains. Management believes that there is a market opportunity for companies able to produce large volumes of consistent, superior quality bagels and distribute such product nationally and internationally.

Strategy

      The Company's objective is to become one of the leading producers of fresh bagels and bagel dough nationally, utilizing the strength of its manufacturing capability and know-how, franchise stores and brand name to create demand for the Company's products. Key elements of the Company's strategy include the following:

      Control of Manufacturing and Distribution. The Company places great emphasis on product quality in both bagels and cheese spreads, which it believes, together with competitive pricing, is the primary factor in a consumer's decision to patronize Manhattan Bagel Company stores. The Company believes that controlling the manufacture and distribution of bagels and cheese spreads is key to ensuring its product quality and thereby maximizing profitability. To support this business philosophy, the Company has continued to expand its manufacturing capacity and to make significant improvements in processing technology and formulations.

      In 1997, the Company increased overall manufacturing capability with the addition of a second production line in Eatontown. The Company's construction of a new 25,000 sq. ft. distribution facility adjacent to the existing factory, which is expected to quadruple raw material and finished goods storage was halted with the filing of the Chapter 11 petition. Also, the Company's construction of a new bagel dough manufacturing facility in Los Angeles, CA, to service the Company's West Coast stores was halted with the filing of the Chapter 11 petition. Completion of the Eatontown expansion is expected in 1998; however, completion of the Los Angeles facility is uncertain and depends on the Plan of Reorganization adopted under the Chapter 11 proceeding.

      Alternative Distribution Strategies. The Company believes that marketing and selling its products in association with national or regional chain stores or food service providers (co-branding), offers an excellent way to expand the distribution of its products. Co-branding arrangements may range from over-the-counter sales of the Company's products by the chain store, in-store kiosks to display and sell the Company's products or opening a Manhattan Bagel Company franchised store in association with a chain. The Company is continuing to develop new types of branded display formats. The Company believes that its method of manufacturing and shipping frozen raw bagel dough to retail stores provides the necessary flexibility and simplicity of operation to expand distribution within a broad range of retailing environments.

      The Company is pursuing alternative distribution opportunities with strong regional supermarket chains, major food service contractors that service non-traditional retail environments, and established food retailers.

      Distribution within supermarkets may include a traditional branded retail unit which boils and bakes bagels at the supermarket in a small area, or non-producing full service kiosks or self-service branded product cases. The Company currently has agreements with Kroger's in Georgia and North Carolina in which three units are open, Clemens Market in Pennsylvania in which four units are open and Foodtown in New Jersey in which one unit is open.

      The Company also seeks to expand its distribution through major food service contractors in non-traditional retail environments, such as college campuses, military bases, hospitals, airports and convenience stores and food courts on toll roads. An agreement has been signed with ARAMARK Corp. providing the Company's franchisees the right to place Manhattan Bagel cases on college campuses, serviced by ARAMARK. Under this agreement, Manhattan Bagel branded product cases are currently found at the University of Delaware and at West Chester State College in Pennsylvania. A license agreement has also been signed with the Army and Air Force Exchange Service (AAFFES), to operate traditional Manhattan Bagel Company stores and Kiosks within military bases in the United States and certain other countries. The Company currently has units open on two military bases, Ft. Hood, TX and Ft. Irwin, CA, and will expand its program with the planned opening of four additional full-bake units through the first quarter of 1999.

      The Company is pursuing alternative distribution opportunities with regional supermarket chains, major food service contractors which service non-traditional retail environments, and established food retailers as discussed above. The Manhattan Bagel Company units operated in these alternative distribution locations are typically operated by the Company's franchisees and in some cases are procured by the Company's master franchisees. In the case of established food retailers, the co-venturer may act as a franchisee or may in turn offer a Manhattan Bagel franchise to its franchisees. The Company has various franchise fee arrangements in these types of situations.

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

      In addition, the Company blends and supplies a wide variety of cheese spreads, including low fat and no fat cheese spreads to substantially all of the Company-owned and franchised stores. The Company purchases plain cream cheese from independent suppliers and mixes in ingredients at its manufacturing facilities. The Company produces cheese spreads in various size containers.

      The Company manufactures and distributes to its franchisees and Company-owned stores frozen raw bagel dough from its central manufacturing facilities. By supplying the franchisees and Company-owned stores with frozen raw bagel dough and cheese spreads, the Company is able to control the quality of product sold in the stores. Other benefits realized include an easier and more efficient operation at the stores; a reduction in the cost of establishing a franchise outlet; and a reduction in utility and labor costs. The bagel dough is delivered to each store generally by the Company's and/or distributor's delivery vehicles.

      In addition to bagels and cheese spreads, Manhattan Bagel Company stores generally offer coffee, soft drinks, deli meats, salads, muffins and soups.

Bagel Manufacturing and Distribution

      The Company believes that it has developed significant know-how and technical expertise for manufacturing and freezing mass quantities of raw bagel dough in variable conditions to produce a high-quality product more commonly associated with smaller bakeries. The Company believes this system enables stores to provide all Company customers with consistent, superior products, thereby helping to build brand name awareness and customer loyalty. The Company currently operates bagel manufacturing and distribution facilities located in Eatontown, NJ, Los Angeles, CA and Greenville, SC which provide bagel dough to Company-owned and franchised stores.

      The Company's primary bagel dough manufacturing facility is located at the Company's headquarters in Eatontown, New Jersey. The facility, which became operational in April 1996, is currently capable of supplying approximately 200 stores at current store sale levels. This highly automated, state-of-the-art facility was originally built with the ability to expand its capacity by adding a new production line. In 1997, the new line was added which has become operational. The completion of a new 25,000 square foot distribution facility adjacent to the manufacturing facility is expected to quadruple raw material and finished good storage capacity. When fully operational, the manufacturing facility will be capable of supplying 400 stores at current store sales levels. Construction of the distribution facility was halted as a result of the Chapter 11 filing. Completion of the facility is expected in 1998.

      The Company's lease for its original Eatontown facility expired in December 1997 and the Company vacated the facility.

      The Company's bagel manufacturing facility located in Greenville, South Carolina, became operational in July 1995 and has the capacity to supply 100 stores at current store sales levels. It supplies the Company's franchised stores in the Southeastern territory of the United States, including stores in Florida, Georgia, North Carolina, South Carolina, Virginia and Texas.

      The Company's facility located in Los Angeles, California was acquired as part of the acquisition of I & Joy Bagels (I & J), in June 1995. The lease for the 10,844 s uare foot facility commenced in September 1994 and has a term which extends through March 31, 2001. I&J has two five-year options to extend this lease through March 31, 2011 and an option to expand the leased space. In March 1997, a ten year lease was signed with the San Fernando Business Center to lease approximately 24,000 sq. ft. of space at 1145 Arroyo Ave. in San Fernando County as part of a plan to relocate manufacturing and office facilities in California. Completion of the facility is uncertain and depends on the Plan of Reorganization adopted under the Chapter 11 proceeding. The initial capacity of the planned facility will supply approximately 75 stores.

      The Company's products are typically delivered by truck directly from the manufacturing facility to the store. The Company has determined that in certain regions, because of the distance of stores from the manufacturing facility, it is more efficient to deliver bagel dough and cheese spreads to a local distribution facility having adequate freezer facilities, from which products are delivered to the stores. The Company has established manufacturing and distribution facilities in Eatontown, NJ, Los Angeles, CA, and Greenville, SC; and additional distribution facilities in Richmond, VA; Longwood, FL; West Hartford, CT and Houston, TX.

Franchising

      The Company offers both single unit and multi-unit franchises throughout the United States. The Company is currently registered to offer franchises in over 30 states. The Company offers franchises both directly by the Company and through master franchisees. The Company has sold master franchise rights for six territories in the United States.

      The Company attempts to attract single and multiple unit franchisees that are committed to the Company's high standards of product quality and customer service. All franchisees are required to operate their stores in accordance with the guidelines and standards detailed in the Company's operations manual. The Company and/or its master franchisees conduct regular inspections of franchise stores to determine whether the stores meet applicable standards, and work with franchisees to improve substandard performance.

      Current franchise agreements provide for payment of an initial franchise fee for traditional producing stores of $30,000 with lesser fees for additional traditional or alternative units. Current franchise agreements also provide for a weekly royalty of 5% of gross sales (exclusive of sales tax) and a monthly contribution to a national advertising fund ranging from .5% to 4.0% of gross sales (the current contribution maximum is 2.5%) depending when the franchise was sold. The current franchise agreement term is 10 years. In the past, the Company had signed the majority of the leases as lessee and subleased the store to the franchisee. The Company no longer signs leases as lessee. Franchisees now generally sign directly as the lessee. Each franchise agreement provides the right to renew the franchise, at one-third of the then current initial franchise fee, if the lease term is renewed and additional requirements described in the franchise agreement are met. While costs including initial franchise fee, cost of construction, equipment and other start-up expenses vary by location and type of store, such costs usually range from $175,000 to $250,000. It typically takes six to eight months from the signing of the franchise agreement to the opening of the store.

      In certain instances the Company has become a joint-venture partner in a franchise in return for providing funds for the start-up costs of the Manhattan Bagel store. The Company is currently a joint-venture partner in five locations. The Company may also operate stores repurchased from franchise owners (where the Company believes a change of ownership is beneficial).

      The Company has the right to terminate a franchise agreement for a variety of reasons, including a franchisee's failure to make payments when due or failure to adhere to the Company's policies and standards. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise. See "Government Regulation."

Field Support/Marketing

      The Company and/or its master franchisees provide field support and advertising services to its franchisees to increase market area penetration, maintain quality control and customer service excellence, stay abreast of new product developments and to allow the franchisees the opportunity to share new business ideas with the Company.

      Prior to operating a store, all franchisees attend training classes at Bagel University, a two-week training program run each month by the Company that includes one week of classroom training in marketing, administrative record keeping, and inventory control, and one week of training in baking and food preparation. This program is also available to employees of franchisees. The Company has an 1,100 square foot fully equipped training center at its

Eatontown headquarters. The Company and/or its master franchisees also provide on-site personnel for each store's grand opening. After a store opens, the Company and/or its master franchisees monitor operational results, visit stores for on-site consultation and provide advice based on the experience of other franchisees. Management reviews franchise store sales weekly and attempts to provide operational assistance as necessary.

Master Franchises

      Although no longer being offered, the Company pursued a strategy of developing new territories through the sale of master franchises. The Company has sold master franchises in the following areas: a territory consisting of the states of North Carolina, South Carolina and Georgia; a territory consisting of the states of Maryland, Virginia and the District of Columbia; a territory consisting of the state of Florida; a territory consisting of western New York, Erie, Pennsylvania, and a portion of northeastern Ohio; a territory in Texas consisting of Austin, San Antonio and El Paso; a territory in northern California consisting of Sacramento, San Francisco and San Jose.

      A master franchisee is responsible for selling franchises, finding locations, negotiating leases, supervising the design and building of new stores, training franchisees and supervising them after the locations are opened, all in accordance with Company's quality control guidelines. The Company retains the exclusive right to supply bagel dough, cheese spreads, and other proprietary products to franchisees of the master franchisee.

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

Area Developers

      Although no longer being offered, the Company has executed area development agreements for Lansing, MI; Morris County, NJ; Center City, Philadelphia, PA and Clark County, NV.

      Area developers were granted limited exclusivity to develop and operate stores within a predetermined geographic area. Limits to exclusivity include supermarket distribution and non-traditional retail opportunities. To maintain development rights developers must open units in accordance with a predetermined schedule, meet all financial obligations to the Company and operate stores within established operating standards.

Construction of Stores

      The Company exited the construction business in 1997 and no longer constructs stores either for franchisees or for operation by the Company. Until June 1997, the Company, for a fee, would serve as the general contractor for store construction for franchisees.

      The Company also from time to time constructed stores at locations for which it was the lessee but for which there was no franchisee, with the intention of operating the store and then selling it to a franchisee.

      It is the Company's intention to have all stores owned by franchisees; however, on occasion the Company may be required to temporarily take over a store from a franchisee but will seek to resell it promptly.

Store Locations

      The following table sets forth by location the number of Company-owned, franchised and licensed stores as of December 31, 1997.

                                 STORE LOCATIONS

                          1997 STORES OPEN            1998 STORES IN DEVELOPMENT

STATE               Company  Franchised    Total     Company  Franchised   Total
New Jersey             0         58         58          0         6          6
Pennsylvania           0         54         54          0         6          6
California            12         25         37          0         2          2
New York               0         31         31          0         5          5
Florida                0         28         28          0         2          2
Virginia               0         19         19          0         2          2
Ohio                   0         16         16          0         0          0
Georgia                0         15         15          0         1          1
Connecticut            0         14         14          0         0          0
North Carolina         0         14         14          0         2          2
Texas                  0          8          8          0         0          0
Delaware               0          6          6          0         0          0
Massachusetts          0          3          3          0         0          0
Maryland/DC            0          5          5          0         1          1
Rhode Island           0          1          1          0         0          0
South Carolina         0          2          2          0         0          0
Nevada                 0          3          3          0         0          0
Michigan               0          5          5          0         9          9
Wisconsin              0          0          0          0         1          1
                       -          -          -          -         -          -
TOTAL                 12        307        319          0        37         37
                      ==        ===        ===          =        ==         ==

      The number of franchised and licensed stores in development represent locations for which the Company has executed franchise agreements or signed leases. While historically few franchisees that have reached this stage of development fail to commence operations, no assurance can be given that all such stores will ultimately open. The Company had 12 Company operated stores at December 31, 1997; down from 35 at December 31, 1996. The Company has adopted a policy of not developing stores for its own operation and selling or closing all stores currently owned and operated by the Company. On occasion the Company may be required to temporarily take over a store from a franchisee but will seek to resell it promptly.

Trademarks and Service Marks

      The Company's Manhattan Bagel (TM) is registered with the United States Patent and Trademark Office and in several foreign countries. The mark is licensed to franchisees pursuant to the franchise agreements.

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

      The bagel industry has been highly fragmented and has traditionally been dominated by "mom and pop" operators. However, there are a growing number of national, regional and local chains, operating both owned and franchised bagel stores. The Company believes that its most direct competitors are Dunkin Donuts, Einstein Brothers Bagel, Inc. ("Einstein Brothers"), Bruegger's Corporation ("Bruegger's"), Chesapeake Bagels ("Chesapeake") and Big Apple Bagels ("Big Apple"). Einstein Brothers' retail system consists of over 500 owned and franchised stores. Dunkin Donuts is the U. S. leading bagel provider with approximately 2,800 locations.

Advertising

      The Company presently advertises and plans to continue advertising its franchises in current stores consistent with applicable law, franchise trade shows, newspapers and business opportunity magazines.

      The Company and its franchisees also advertise products in newspapers and through direct mailing. Advertising is primarily funded out of the required contribution to the Company's National Advertising Fund by franchisees. The Company's "Co-operative Advertising" program provides advertising support in the form of recommended advertisements, advertising mats, community cash back programs, gift certificates, "Dozen Club", direct mail and focused local store marketing programs.

Government Regulation

      The Company and its franchisees are required to comply with federal, state, and local government regulations applicable to consumer food service businesses generally, including those relating to the preparation and sale of food, minimum wage requirements, overtime, working and safety conditions, and citizenship requirements, as well as regulations relating to zoning, construction, health, business licensing and employment. The Company believes that it and its master franchisees and franchisees are in material compliance with these provisions. Continued compliance with this broad federal, state and local regulatory network is essential and costly, and the failure to comply with such regulations may have an adverse effect on the Company and its franchisees.

      The Company's offers and sales of franchises are subject to regulation by the Federal Trade Commission ("FTC") in compliance with the FTC's rule entitled, "Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures", which requires, among other things, that the Company prepare and update periodically a comprehensive disclosure document, known as the Uniform Franchise Offering Circular ("UFOC"), in connection with the sale and operation of its franchises. In addition, some states require a franchisor to register its franchise with the state before it may offer the franchise. The Company believes that its UFOC, together with any applicable state versions or supplements, complies with both the FTC rules and all applicable state laws regulating franchising in those states in which it has offered franchises. The UFOC must be provided to prospective franchisees in accordance with the FTC rule.

      In addition to the rules governing the offer and sale of franchises, the Company is also subject to a number of state laws, as well as foreign laws (to the extent it offers franchises outside of the United States), that regulate substantive aspects of the franchisor-franchisee relationship, including, but not limited to, those concerning termination and non-renewal. Currently, 18 states, the District of Columbia, Puerto Rico and the Virgin Islands, have franchise termination and Non-renewal laws. These laws govern the termination and/or non-renewal of the franchise agreement and, by and large, require the franchisor to have good cause, reasonable cause or just cause in order to terminate the franchise agreement or not to renew the franchise agreement. In addition, some of these laws provide for longer cure periods than are provided for in the Company's franchise agreement.

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

      While the Company intends to comply with all federal, state and foreign laws and regulations, there can be no assurance that it or its Master Franchisees will continue to meet the requirements of such laws and regulations, which, in turn, could result in a failure to meet the requirements or a withdrawal of approval to franchise in one or more jurisdictions. Any such loss of approval would have a material adverse effect upon the Company's ability to successfully market its franchises. Violations of franchising laws and/or state laws and regulations regulating substantive aspects of doing business in a particular state could subject the Company and its affiliates to recission offers, monetary damages, penalties, imprisonment of officers and directors and/or injunctive proceedings. The state laws and regulations concerning termination and non-renewal of franchisees are not expected to have a material impact on the Company's operations.

In addition, under court decisions in certain states vicarious liability may be imposed upon franchisors based upon claims made against franchisees. Even if the Company is able to obtain coverage for such claims, there can be no assurance that such insurance will be sufficient to cover potential claims against the Company. Further, there can be no assurance that existing or future franchise regulations will not have an adverse effect on the Company's ability to expand its franchise program.

Employees

      At December 31, 1997, the Company had 329 employees. The Company has never experienced a work stoppage and no employees are represented by any labor union. The Company believes that its employee relations are good.

Item 2. Description of Property.

      The Company's leased headquarters is located at 246 Industrial Way West, Eatontown, New Jersey 07724. Bagel University is also housed at the facility, which includes a fully operational Manhattan Bagel Company store. The lease term ends on January 31, 2005 and on January 31, 2015 if two five year options to extend the term are exercised. The total square footage of space leased is approximately 101,000 of which one-third is used for office and administrative space and two-thirds for manufacturing.

      The Company owns and operates a 12,500 square foot manufacturing facility to serve the southeast region on a 1.45 acre parcel of land in Greenville, South Carolina which became operational in July 1995.

      The Company's facility located in Los Angeles, California was acquired as part of the acquisition of I & Joy Bagels (I & J), in June 1995. The lease for the 10,844 square foot facility commenced in September 1994 and has a term which extends through March 31, 2001. I&J has two five-year options to extend this lease through March 31, 2011 and an option to expand the leased space. In March 1997, a ten year lease was signed with the San Fernando Business Center to lease approximately 24,000 sq. ft. of space at 1145 Arroyo Ave. in San Fernando County as part of a plan to relocate manufacturing and office facilities in California. Completion of the facility is uncertain and depends on the Plan of Reorganization adopted under the Chapter 11 proceeding.

Item 3. Legal Proceedings.

      On November 19, 1997, Manhattan Bagel Company, Inc. and on December 31, 1997 I & J Bagel, Inc., its wholly-owned subsidiary, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. Pursuant to the provisions of Bankruptcy Code Section 362, the litigation pending against the Company has been automatically stayed. As of March 31, 1998, no party to any of the litigation pending against the Company as of November 19, 1997 has sought or been granted relief from the automatic stay.

      On June 20, 1996, the Company announced that following the installation of new management at its I&J West Coast subsidiary the Company had uncovered certain improper bookkeeping and accounting practices at the Los Angeles subsidiary, that it would be restating its first quarter 1996 statement of operations to account for these improper practices. As a result, the Board of Directors of the Company authorized a full investigation into the accounting practices at the Los Angeles subsidiary and retained special counsel to assist in the investigation. Based on the conclusion of that investigation, the Company restated its first quarter 1996 statement of operations to reduce revenues $90,000 and record additional expenses of $290,000.

      On the day following the announcement, the stock price of the Company's Common Stock declined from a closing price of $21.25 on June 20, 1996 to a closing price of $13.75 on June 21, 1996. As a result, certain class action lawsuits have been filed claiming violation of the Federal securities laws, specifically Rule 10b-5 under the Securities Exchange Act of 1934. These lawsuits from New Jersey and California have now been consolidated into one class action lawsuit in the Federal District Court in New Jersey. Roger Copeland, Henry A. Billetet, Soo May Lee & David Y. Lee v. Jack Grumet, Leonard Johnson, Manhattan Bagel Company, Inc., Eric Cano, Jason Gennusa, Andrew Gennusa, Allan Boren and Debbie Boren, United States District Court, District of New Jersey, Master File No. 96-CV-3351 (MLP) (consolidated). There also remains an additional action filed under California State law and removed to the Federal Court in New Jersey purporting to be on behalf of a class of plaintiffs, the status of which in relation to the class action lawsuits referred to above is unsettled. Christine Overend v. Manhattan Bagel Co., Inc., et al., Jack Grumet and Leonard Johnson, United States District Court, District of New Jersey, No. 96-CV-5900(MLP). The plaintiffs in these actions seek unspecified money damages. Although the court has denied the defendant's request to dismiss the complaint, the court required the class plaintiffs to replead their claims brought under
Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 by April 8, 1998. On January 26, 1998, Jack Grumet and Leonard Johnson moved for reconsideration of that portion of the Order denying their motion to dismiss the claims asserted against them under Sections 25400 and 25500 of the California Corporations Code. That motion has been fully briefed. The District Court has indicated that it will not take oral argument on the motion. Although the Company believes it has acted properly and has adequate defenses to such actions, no assessment of the amount or range of any loss that might be incurred by, or the effects thereof on, the Company should it be found to have violated any law, can be made at this time. In addition, no estimates can reasonably be made at this time of the costs of defense of the actions.

      The Company believes that an adverse outcome, if any, as a result of this lawsuit would not be expected to have a material adverse effect on the financial condition of the Company.

      The Company has received notification from the Securities and Exchange Commission that the SEC Staff is considering recommending that the SEC institute a civil enforcement action against the Company (but not including any present officer or director of the Company) relating to the filing by the Company of what the Staff believes are inaccurate financial statements for certain prior periods. The Staff and the Company have had discussions regarding the Company's different views on these matters. No action has been commenced by the SEC, nor is the Company able to predict when such an action might be commenced.

 Other Litigation

      The Company is a defendant in several other lawsuits. The Company is defending each claim to the fullest extent but is unable at this time to assess the effect on the financial condition of the Company should there be an adverse determination of these lawsuits. The adverse outcome of any of these legal proceedings is not expected to have a material adverse effect on the financial condition of the Company. It is the Company's expectation that each of these claims will be disposed of as part of the plan of reorganization to be filed in the Company's Chapter 11 case.

      Jeffrey Boren, Rochell Boren, Stephen Boren, as Trustee of the B Irrevocable Trust, dated June 4, 1979; and Naphtalie Deutsch, as Trustee of the JMB Irrevocable Trust, dated June 4, 1979 v. Manhattan Bagel Company, Inc., United States District Court for the Central District of California, Case

No. CV97-0276-RAP (ANX). The Plaintiffs claim that the Company failed to comply with contractual obligations under the Agreement and Plan of Merger dated as of May 10, 1995, as amended, by and between the Company, DAB Acquisition Corp., DAB Industries, Inc. and Allan Boren, with respect to the obligations of the Company to register shares owned by the Plaintiffs for public sale by them. The Plaintiffs are seeking damages in unspecified amounts. The matter is in the discovery phase.

      Hernandez v. I& J Bagel, Inc. et al. (Superior Court of California, Los Angeles County, Case No. LC 045001). In March 1998, Plaintiff brought suit alleging wrongful termination, employment discrimination based on national origin, and other allegation based on his employment with the Company. The Complaint was served in late March 1998.

      The Company is or was involved in several other matters which have resulted in litigation and it is unable at the current time to assess the effect of the matter on the financial condition of the Company.

      ALMEG Inc. v. Manhattan Bagel Company, Inc. (United States District Court, for the Central District of California, Case No. CV-96-9046). In December 1996, Plaintiff brought suit alleging breach of contract, breach of fiduciary duty and other alleged defaults under a license agreement signed December 15, 1995 between Plaintiff's assignor and I&J Bagel, Inc., a subsidiary of the Company. The Company settled this case pursuant to a Settlement Agreement and General Release dated July 25, 1997, which provided for the termination of the license agreement, the repurchase of Defendant's franchised location and the payment of Common Stock for consideration.

      Manhattan Bagel Company, Inc. v. Bagel Brothers Bakery and Deli, Inc., et. al. (United States Bankruptcy Court for the District of New Jersey, Case No. 97-53360). In February 1998, the Company filed a complaint for the turnover of pledged stock, judgment on promissory notes and guaranties and related relief. Defendants filed for a Chapter 11 Bankruptcy in early March 1998. The Company has moved aggressively to enforce its rights.

Item 4. Submission of Matters to a Vote of a Security Holders.

      None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      The Company's Common Stock is quoted on the NASDAQ Small Cap Market under the symbol "BGLSQ". Prior to January 28, 1998 the Company's Common Stock was listed on the NASDAQ National Market under the symbol "BGLS". The following table sets forth, for the quarters indicated, the high and low bid prices of these securities on the NASDAQ National Market prior to January 28, 1998 and on the NASDAQ Small Cap Market thereafter.

                                                         High           Low

Year Ended December 31, 1996:
   First Quarter ...................................    $25 1/2       $14 7/8
   Second Quarter ..................................     29 1/2        11
   Third Quarter ...................................     16             9 3/8
   Fourth Quarter ..................................     12 1/2         6 3/8

Year Ended December 31, 1997
   First Quarter ...................................    $ 9 1/4       $ 5 7/16
   Second Quarter ..................................      8 7/16        4 3/8
   Third Quarter ...................................      7 1/4         5
   Fourth Quarter ..................................      6              15/32

Year Ending December 31, 1998
   First Quarter ...................................    $ 1 7/32         23/32
   Second Quarter (through April 23, 1998) .........    $ 1 30/32         3/4

      The quotations in the above table reflect inter-dealer prices without retail markups, markdowns or commissions. In addition, for all periods after January 28, 1998, the quotations do not represent actual transactions.

      As of March 27, 1998, there were approximately 492 shareholders of record and beneficial shareholders of the Company's Common Stock.

 Dividend Policy

      The Company has not paid any dividends since its inception. The Company does not see the prospect of paying dividends under Chapter 11. Future policy will depend in part on the Plan of Reorganization filed under Chapter 11 and thereafter on the operations of the Company and the determination of its Board of Directors. There can be no assurance that dividends will ever be paid by the Company.

Item 6. Selected Financial Data

      The following table sets forth the selected consolidated financial data of Manhattan Bagel Company, Inc. for the five years ended December 31, 1997. The selected financial data was derived from the consolidated financial statements of the Company (the "Consolidated Financial Statements"). The consolidated financial data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included elsewhere in this Form 10K.

Statement of Operations Data:

                                                Years Ended December 31,
                      -------------------------------------------------------------------------
                           1993           1994           1995           1996            1997
                      -------------------------------------------------------------------------
Revenues              $  2,278,283   $ 12,520,896   $ 21,364,904   $ 35,502,701    $ 39,571,587

Net
Income(loss)(1)             58,072        326,470      1,620,996     (7,480,662)    (25,770,108)
Basic net income
(loss) per share      $        .02   $        .06   $       0.30   $      (1.02)   $      (3.43)
Diluted net income
(loss) per share      $        .02   $        .06   $       0.29   $      (1.02)   $      (3.43)

Balance Sheet Data:
                                                     December 31,
                      -------------------------------------------------------------------------
                              1993           1994           1995           1996            1997
                      -------------------------------------------------------------------------
Working
  Capital             $     10,879   $  1,929,325   $ 30,378,105   $  9,971,005    $   (453,446)

Total Assets             1,524,804      9,660,866     49,366,720     49,591,190      30,315,588

Total Debt                 328,957      1,164,374      5,502,504      5,995,498       6,753,218

Stockholders'
  Equity                   502,899      5,695,464     37,417,902     35,665,256      10,291,438

(1) Results of operations for 1996 include Specialty Bakeries, Inc., acquired on May 22, 1996 in a transaction accounted for as a "pooling of interests". Results of operations for 1995 and 1994 have been restated to include Specialty Bakeries. Data for 1993 is MBC only.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto appearing elsewhere in this document.

Chapter 11 Proceedings

      On November 19, 1997, Manhattan Bagel Company, Inc. and on December 31, 1997, I & J Bagel, Inc. its wholly-owned subsidiary, filed voluntary petitions in the United States Bankruptcy Court for the district of New Jersey (the "Bankruptcy Court") seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under federal bankruptcy law are stayed while the Company continues business operations as debtor-in-possession. In addition, the filing of a voluntary petition under Chapter 11 was an event of default under all of the Company's loan agreements. Several subsidiaries with total assets at December 31, 1997 of $793,000 and loss before provision for income taxes for the year ended December 31, 1997 of $3,389,000 were not included in the Chapter 11 filings.

      The Consolidated Financial Statements of the Company as of and for the year ended December 31, 1997 filed as part of this 10K have been prepared in accordance with generally accepted accounting principles applicable to a company on a "going concern" basis, which, except as otherwise noted, contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the Chapter 11 proceedings, and circumstances relating to this event, including the Company's debt structure, its operating losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainties. As reflected in the Consolidated Financial Statements, the Company experienced significant net losses in 1996 and 1997. During the Chapter 11 proceedings, the Company has incurred and will continue to incur substantial reorganization costs. The Company's ability to continue as a going concern is dependent upon the confirmation of a plan of reorganization by the Bankruptcy Court, and the ability to secure adequate exit financing combined with the achievement of profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

      A plan of reorganization, as finally approved by the Bankruptcy Court, could materially change the currently recorded amounts of assets and liabilities. The consolidated financial statements do not reflect further adjustments to the carrying value of assets and the amounts and classifications of liabilities or shareholders' equity that might be necessary as a consequence of the bankruptcy proceedings. Events completed in relation to the Company's ongoing operational restructuring include the closing of underperforming Company stores, exiting the store construction business, and reductions in corporate administrative expenses. Additional components of the operational restructuring include ongoing evaluation of operations and a refocusing of the Company's marketing strategies.

      Since the commencement of the Chapter 11 filing, the Company has had the exclusive right to file a plan of reorganization. The period of exclusivity granted to the Company has been extended and is now scheduled to expire on July 29, 1998. Any further extension is within the discretion of the Bankruptcy Court.

      Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory pre-petition contracts, subject to Bankruptcy Court approval. Certain leases and contracts have been rejected in connection with the Chapter 11 proceedings. Obligations related to these rejected items have been included in liabilities subject to settlement in amounts pursuant to the Bankruptcy Code. The ultimate amount of such claims is subject to adjustment based on the finalization of a reorganization plan. Accordingly, the Company cannot presently determine the ultimate liability which may result from the filing of claims for any contracts which have been or may subsequently be rejected in the Chapter 11 proceedings.

The Bankruptcy Court entered an order on April 8, 1998 and established the "Bar Date" of June 15, 1998 as the deadline for filing proofs of claim to the Chapter 11 proceedings.

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

      On January 9, 1996, the Company completed the acquisition of Bay Area Bagels, Inc., a private company which owned eight bagel bakery stores in the San Francisco Area. The purchase price was 65,500 shares of Common stock of the Company and $85,000. The transaction was treated as a purchase for accounting purposes. The Company wrote off the goodwill and wrote down the assets associated with stores to their net realizable value in 1996, which write-offs of approximately $2.3 million are included in the write-down of investments of $3.0 million. The stores were either sold or closed in 1997.

      On January 17, 1996, the Company completed the acquisition of three stores in the Los Angeles market, which were licensed locations of I&J Bagels, Inc. Such stores are being operated as Company-owned locations. The purchase price was $1,500,000 and was treated as a purchase for accounting purposes.

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

      On June 28, 1996, the Company completed a transaction under which it added 23 Bagel Brothers stores (including two under development) to its franchise network. Under terms of the agreement, the Company purchased the Bagel Brothers bagel dough factories in Cleveland and Buffalo for an aggregate of $2,000,000 and 50,000 shares of the Company's Common Stock. This transaction was treated as a purchase for accounting purposes. Additionally, the Company provided the Bagel Brothers entities with $6,000,000 in financing, which, among other things, provided funds to retire existing loans, to pay franchise fees, and to remodel the 21 operating stores. In addition 23 Bagel Brothers stores were converted to Manhattan Bagel franchise stores, 9 in Cleveland, Ohio and the balance in and around Buffalo, New York.

      In February 1998, the Company commenced legal actions for the turnover of pledged stock, judgment on $6 million of promissory notes and guarantees and related relief against Bagel Brothers Bakery and Deli, Inc. and related entities. The complaint results from the failure by the Bagel Brothers entities to pay amounts due to the Company for interest on the promissory notes and royalty fees. As a part of the transaction, shares representing 75% of the stock of the Bagel

Brothers Company stock are in escrow. In response to the Company's suit, certain of the Bagel Brothers entities filed for protection under Chapter 11 of the U.S. Bankruptcy Code in March 1998. In March 1998, through the Bagel Brothers bankruptcy proceedings, the Company was given the opportunity to operate the Ohio franchises and to evaluate the related assets.

      Following the installation of new management at its I&J West Coast subsidiary and subsequent to the Company's filing of its first quarter 1996 10-QSB, the Company uncovered certain improper bookkeeping and accounting practices at the Los Angeles subsidiary. As a result, the Board of Directors authorized a full investigation into the accounting practices at the subsidiary and retained special counsel to assist in the investigation. Based on the conclusion of that investigation, the Company restated its first quarter 1996 Statement of Operations to reduce revenues $90,000 and record additional expenses of $290,000. Such adjustments are reflected in the financial statements for the year ended December 31, 1996. On the day following the announcement, the Company's Common Stock declined from a closing price of $21.25 on June 20, 1996 to a closing price of $13.75 on June 21, 1996. As a result, certain class action law suits have been filed. The Company believes it has acted properly and has adequate defenses to such actions. Accordingly, no provisions for these contingencies have been made. Certain costs of defense of these actions have been included in the non-recurring charge. See Note 2, Notes to the Consolidated Financial Statements. This non-recurring charge substantially effects the comparability of the results of operations.

      The Company's completed review of its West Coast operations led to Management's Second Quarter 1996 determination to record a write-down of its investments of $3.0 million relating to such operations. As a result of this review, Management concluded that in the wake of escalating product demand from the growing store base, the quality of the bagel dough being produced in the Los Angeles manufacturing plant was not up to the Company's current standards. Rather than compromise on quality, during 1997 the Company elected to shut down the plant and to reopen its plant on Meridian Road in Eatontown, New Jersey, and to supply bagels to the West Coast from this facility. Approximately $700,000 of the $3,010,000 write-down relating to the West Coast operations were the result of the write-down of machinery, equipment and the leasehold improvements at the Los Angeles plant. Quality standards in the Los Angeles plant were improved and production of bagels resumed in mid-year 1997 as a temporary measure pending the completion of the new facility in San Fernando County.

Results of Operations

      The total number of operating Manhattan Bagel Company stores has increased from four at December 31, 1990 to 319 at December 31, 1997, as compared to 293 at December 31, 1996. At its highest level in 1997 there were a total of 340 stores.

      Comparability of results of operations is affected by increased store count in several ways. Total royalty income and frozen raw bagel dough sales rise as new franchised and licensed stores open. New store revenues are not usually as high in the first periods following their opening as they are in later periods.

      The number of employees as of December 31, 1997 was 329, while the number of employees as of December 31, 1996 was 572. The decrease reflects a reduction in the number of Company-owned stores, and a decrease in administrative personnel.

      The Company's revenues are primarily derived from the sale of frozen raw bagel dough and cheese spreads to franchisees and licensees, retail and wholesale sale of products by the Company-owned stores, and royalties, franchise and license fees, including master franchise fees, and area developer fees. The percentage of revenues derived from product sales to total sales for the year ended December 31, 1997 was 84.0% compared to 80.7% in 1996.

1997 Compared with 1996

      In 1997 the Company incurred a net loss of $25,770,108 as compared to a net loss of $7,480,662 in 1996. The loss in 1997 was attributable to a number of factors which the Company believes impacts the comparability of results. These items are discussed below.

      Revenues. Total revenues of the Company for the year ended December
31, 1997 were $39,571,587 as compared to total revenues of $35,502,701 for the year ended December 31, 1996, a $4,068,886 or 11.5% increase over the prior year. The increase is primarily attributable to a $4,619,564 increase in product sales, resulting from the increase in the number of franchised stores operating throughout 1997. (The average number of stores operating during 1997 was 324, as compared to 231 in 1996. Because of store closings, revenues can be expected to decline in future periods.) The balance of the change, a $550,678 decrease, is a result of increases in royalties of $1,346,198 and area developer fees of $173,019 which was more than offset by decreases in traditional and master franchise fees of $2,069,895. The decrease in franchise fee revenue is the result of a decrease in the number of franchises sold in 1997 compared with 1996. The increase in royalty revenue is the result of an increase in the number of franchised stores operating throughout 1997 as compared to 1996. The Company's revenues are primarily derived from (i) the sale of frozen raw bagel dough and cheese spreads to franchisees and licensees, (ii) retail and wholesale sale of products by the Company-owned stores, and (iii) royalties, franchise and license fees, including master franchise fees, and area development fees. The percentage of revenues derived from product sales to total sales for the year ended December 31, 1997 was 84.0% as compared to 80.7% for the comparable 1996 period.

      Costs of Goods Sold. Cost of goods sold for the year ended December 31, 1997 increased 21.0% to $24,497,346 as compared to $20,246,154 for the year ended December 31, 1996. This increase is directly attributable to the increase in product sales, increased distribution costs associated with territory expansion, as well as, costs associated with the temporary transfer of bagel production to the East Coast, for the West Coast stores, to assure product quality. The latter factor also negatively impacted cost of goods sold as a percentage of product sales which increased to 73.7% of product sales for the year ended December 31, 1997 compared to 70.7% of product sales for the year ended December 31, 1996. The Company resumed bagel production on the West Coast in mid-year 1997 to lower these costs. Increased costs were incurred in the distribution of the Company's product due to the expansion of the territory that the Company services.

      Selling, General and Administrative Expenses. Selling, general and administrative expense for the year ended December 31, 1997 increased 18.5% to $20,208,239 as compared to $17,050,521 for the year ended December 31, 1996. As a percentage of total sales, selling, general and administrative expenses increased to 51.1% for 1997 as compared to 48.0% in 1996. The increase was a result of the growth of the Company, addition of personnel in the first three quarters of 1997 to manage the growth and the addition of Company-owned stores. In the fourth quarter 1997 the Company instituted a major reorganization plan substantially reducing its administrative staff, realigning senior management responsibilities and retaining a consultant, Sterling Management Group, L.L.C., to assist in its reorganization. In addition the Company closed two production facilities, one in Canada and the Company's original production facility in Eatontown, New Jersey. The closing of the facility in

Canada was a result of Comac Food Group, Inc. making the decision to cease operating stores in Canada.

      Non-Recurring Charges And Write-Off of Investment. In 1997, the Company recorded a total write-off of $20,004,000 which included a provision for the potential write-off of notes, receivables and estimated amounts owed in connection with loan guaranties of approximately $7,407,000. These items relate to amounts advanced to franchisees where the probability of repayment is extremely low due to the current financial condition of the franchisee.

      Construction receivables of approximately $2,636,000 have been either written-off or reserved due to the low probability of recovery due to the closing of stores by franchisees and their inability to make payments.

      The Company recorded a write-down of its investment in stores of approximately $5,166,000 due to the closing of all but twelve Company stores and five joint-ventures. Many Company-owned stores were experiencing operating and cash losses with no prospect of turnaround or eventual sale to a franchisee. The Company decided to close the stores and write-off its investment. The carrying values of the remaining stores was written down to estimated fair market value.

      The Company had been amortizing goodwill related to several acquisitions. Based on the future cash flow projections for the entities, the Company determined that a write-off of the $4,227,000 balance of the goodwill was required.

      Other charges amount to approximately $568,000 and relate to the closing of the original Eatontown facility, the manufacturing facility in Canada and severance costs.

      Other Income. Other income for the year ended December 31, 1997 was $555,878 compared to an expense of $52,088 for the year ended December 31, 1996. The 1997 income was related to various miscellaneous items. The expense in 1996 was primarily due to the write-off of the Company's construction business.

      Interest Income. Interest income for the year ended December 31, 1997 was $957,422 compared to $1,009,814 for the year ended December 31, 1996. The decrease of $52,392 was primarily due to the reduction in the investment in marketable securities.

      Interest Expense. Interest expense increased from $436,414 for the year ended December 31, 1996 to $703,691 for the year ended December 31, 1997. The $267,277 increase was primarily due to the increase in debt associated with the Company's expansion and the funding of operating losses.

      Reorganization Expense. Reorganization expenses of $1,441,719 were incurred by the Company due to the filing of Chapter 11 in the last quarter of 1997.

      Loss before income taxes. Loss before income taxes for the year ended December 31, 1997 was $25,770,108 compared with a loss of $8,240,662 for the year ended December 31, 1996. This increase is attributable to the factors discussed above.

      Income Tax. There is no provision for income taxes for the year ended December 31, 1997 as compared to a tax benefit of $760,000 for the year ended December 31, 1996. A benefit for income taxes has not been recorded for the year ended December 31, 1997 as a full valuation allowance has been recorded against the Company's net deferred tax assets.

      Net Loss. The Company generated a net loss of $25,770,108 ($3.43 per share) for the year ended December 31, 1997, as compared to a net loss of $7,480,662 ($1.02 per share) for the year ended December 31, 1996.

1996 Compared with 1995

      In 1996 the Company incurred a net loss of $7,480,662 as compared to net income of $1,620,996 in 1995. The loss in 1996 was attributable to a number of factors which the Company believes impacts the comparability of results. These items are discussed below.

      Revenues. Total revenues of the Company for the year ended December 31, 1996 were $35,502,701 as compared to total revenues of $21,364,904 for the year ended December 31, 1995, a $14,137,797 or 66.2% increase over the prior year. The increase is primarily attributable to the increased product sales resulting from the increase in the number of franchised stores opened as well as an increase in retail and wholesale sales by the Company-owned stores, increased master franchise and area developer fees, and increased royalty and continuing license fees. For the year ended December 31, 1996, master franchise and area developer fees were $680,000 and $1,196,981 respectively. Master franchise fees for 1996 are net of the repurchase of the master territory in New England ($250,000). For the year ended December 31, 1995 master franchise fees were $841,360 and no area developer fees were recorded. Ongoing royalty and continuing license fees increased from $1,626,968 to $2,743,090, a 68.6% increase.

      Cost of Goods Sold. Cost of goods sold for the year ended December 31, 1996 increased 80.2% to $20,246,154 as compared to $11,233,471 for the year ended December 31, 1995. This increase in absolute dollars is directly attributable to the increase in product sales. Cost of goods sold increased to 70.7% of product sales for the year ended December 31, 1996, compared to 67.1% of product sales for the year ended December 31, 1995. This increase is due to a combination of increased purchasing, operating and distribution costs, which were partially offset by the addition of Company-owned stores which have a positive impact on gross profit margins. The increase in production costs relates to the Company's decision made during the third quarter of 1996, to stop producing bagel dough at its California commissary to supply the Los Angeles market, and to transfer production to Eatontown, for bagel dough supplied to West Coast stores. In addition, there were increases in production costs associated with the new plant and additional distribution costs associated with the Company's expanding territory.

      Selling, General and Administrative. Selling, general and administrative expenses increased 129.0% to $17,050,521 for the year ended December 31, 1996, compared with $7,444,328 for the year ended December 31, 1995. As a percentage of total revenues, selling, general and administrative expenses increased to 48.0% for the year ended December 31, 1996 from 34.8% for the year ended December 31, 1995. The increase in both absolute dollars and percentage of revenues is attributable to the growth of the Company, addition of senior and middle level personnel to manage the growth, and the addition of Company-owned stores which have a negative impact on SG&A. In addition, the Company incurred increased professional fees, including legal fees associated with the Company's defense against shareholder lawsuits and legal settlements approximately ($435,000).

      The Company also incurred a substantial increase in depreciation as a result of the higher level of investment during the year in Company owned stores.

      Non-recurring charges and Write-off on Investment. Non-recurring charges of $6,968,000 for the year ended December 31, 1996 were comprised of professional fees associated with the investigation relating to the Company's West Coast operations and financial reporting and the related class action lawsuits and related settlements of certain consulting agreements totaling approximately $1,057,000. The Company also decided to sell, franchise or close the San Francisco locations acquired in January 1996, operating under the name Holey Bagel. As a result of these decisions, the Company wrote-off $3,010,000 comprised of the goodwill ($1,711,000) fixed assets ($874,000) and other assets and accruals ($425,000) acquired in the Bay Area Bagel acquisition and the Los Angeles commissary and the sale or closure of the locations. In addition, unusual items recorded during the fourth quarter of 1996 included: provisions associated with the termination of the master franchisee for the Houston and Dallas markets approximately ($314,000), provisions for and write-offs of accounts and notes receivable approximately ($915,000), increases in the reserves for franchisee loan guarantees approximately ($1,105,000); settlements with lessors approximately ($430,000); and start up costs associated with the Company's Canadian manufacturing facility approximately ($137,000).

      Other Income. Other income for the year ended December 31, 1996 was an expense of $52,088 compared to income of $189,917 for the year ended December 31, 1995. The decrease of $242,005 was primarily due to increased write-offs of the Company's construction business.

      Interest Income. Interest income for the year ended December 31, 1996 was $1,009,814 compared to $203,588 for the year ended December 31, 1995. The increase of $806,226 was due to the interest earned on proceeds of the November 23, 1995 public offering and proceeds received on April 9, 1996 from the exercise of the over-allotment option in connection with an underwritten March 22, 1996 public offering by selling shareholders which were invested in marketable securities. The majority of these securities are short-term tax-free investments.

      Interest Expense. Interest expense increased from $175,401 for the year ended December 31, 1995 to $436,414 for the year ended December 31, 1996. The $261,013 increase was primarily due to interest associated with the EDA loan for the new Eatontown manufacturing facility which became operational in April, 1996.

      Loss Before Provision for Income Taxes. Loss before provision for income taxes for the year ended December 31, 1996 was $8,240,662 compared with income of $2,905,209 for the year ended December 31, 1995. This decrease was attributed to a non recurring charge of $6,968,000 (See Note 2, Notes to Consolidated Financial Statements) and the increases in SG&A expenses discussed above.

      Income Tax. Income tax benefit for the year ended December 31, 1996 was $760,000 compared to an expense of $1,284,213 for the year ended December 31, 1995. The effective tax rate for the year ended December 31, 1996 was a benefit of 9.4% which is due to a valuation allowance against the Company's deferred tax assets, as well as, permanent differences relating to the write-off of goodwill.

Liquidity and Capital Resources

      The Company has no liquidity and capital resources except for the cash collateral being provided by its primary lender which has a security interest in all assets of the Company. The Company is using cash collateral in accordance with a budget approved by the primary lender and the Bankruptcy Court. The Company has no liquidity through any other source and no other debtor-in-possession financing.

      The franchisee financing facilities that the Company had in place with Atlantic Financial Services, Sun Trust Credit Corp. and Global Alliance Finance Company, LLC have all been terminated. The Company's contingent liability at December 31, 1997 amounted to $2,131,938 and $1,649,916 under the terms of the Atlantic Financial Services and Sun Trust Credit Corp. agreements respectively. The ultimate amount of such liability and settlement thereof is subject to adjustment based on the finalization of a Plan of Reorganization under the Chapter 11 proceedings.

      Under Chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on, events that occurred on or before the petition date. The ultimate terms of settlement of these claims will be determined in accordance with a plan of reorganization which requires the approval of the impaired prepetition creditors and shareholders and confirmation by the Bankruptcy Court. Other liabilities may arise or be subject to compromise, as a result of rejection of executory contracts and unexpired leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. The ultimate resolution of such liabilities, all of which are subject to compromise, will be part of a plan of reorganization.

      Inherent in a successful plan of reorganization is a capital structure which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the reorganized Company. Under the Bankruptcy Code, the rights of and ultimate payment to prepetition creditors may be substantially altered and, as to some classes, eliminated. At this time, the Company cannot predict the outcome of the Chapter 11 filing, in general, or its effect on the future business of the Company or on the ultimate interests of creditors or shareholders.

      The Company's net increase in cash and cash equivalents during 1997 amounted to $1,182,902.

      Net cash provided by operating activities amounted to $246,206 and primarily represents the net loss for 1997 less the non-cash expenses relative to the write-offs and additional reserves for accounts and notes receivable and loan guarantees, the write-down of the investment in stores, the write-off of goodwill and the provision for depreciation and amortization, in addition to the changes in operating assets and liabilities.

      Net cash provided by investing activities amounted to $152,010 and consisted primarily of cash receipts from the sale of marketable securities offset by expenditures for the purchase of property and equipment and loans to franchisees for the purchase and construction of stores.

      Net cash provided by financing activities amounted to $784,686 and consisted primarily of additional borrowings, net of repayments under the Company's various loan agreements and the repayment of obligations incurred under capital leases.

      Until a plan of reorganization is confirmed by the Bankruptcy Court, only such payments on prepetition obligations that are approved or required by the Bankruptcy Court will be made. Except for payments for certain property and equipment under lease, principal and interest payments on prepetition debt have not been made since the filing date and will not be made without the Bankruptcy Court's approval or until a plan of reorganization, defining the repayment terms, has been confirmed by the Bankruptcy Court. There is no assurance at this time that a plan of reorganization will be proposed by the Company or approved and confirmed by the Bankruptcy Court.

Impact of Year 2000

      The year 2000 issue is the result of computer programs having been written using two digits rather than four to define the applicable year resulting in time-sensitive software recognizing a date using "00" as the year 1900 rather than the year 2000. Such a programming problem could result in miscalculations and the disruption of normal business transactions and activities. The Company has contacted its licensors of software and has received assurances that the software being used has been modified to avoid the year 2000 issues. The Company has determined it has no material exposure to the year 2000 issue.

Item 7A - Quantitative and Qualitative  Disclosures About Market Risk

                  Not Applicable.

Item 8. Financial Statements.

      The consolidated financial statements, notes thereto, and reports of independent auditors appear on pages F-1 through F-30.

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.

                  None

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION
                   Index to Consolidated Financial Statements

Independent Auditors' Reports.................................................................    F-2, F-3
Consolidated Balance Sheets as of December 31, 1996 and 1997..................................    F-4
Consolidated Statements of Operations for the Years Ended December 31, 1995, 1996 and 1997....    F-5
Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
1995, 1996 and 1997...........................................................................    F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1996 and 1997....    F-7
Notes to Consolidated Financial Statements....................................................    F-8
Schedule II-Valuation and Qualifying Accounts for the Years Ended December 31, 1995,
1996 and 1997.................................................................................    F-30

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Manhattan Bagel Company, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Manhattan Bagel Company, Inc. and Subsidiaries (the Company and its principal operating subsidiary are in reorganization under Chapter 11 of the United States Bankruptcy Code since November 19, 1997, and December 31, 1997, respectively, see Note 1 to the Consolidated Financial Statements) as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the consolidated financial position of Manhattan Bagel Company, Inc. and Subsidiaries at December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We previously audited and reported on the consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows of Manhattan Bagel Company, Inc. and Subsidiaries for the year ended December 31, 1995, prior to their restatement for the 1996 pooling of interests as described in Note 1. The contribution of Specialty Bakeries, Inc. to total assets and revenues represented 1% and 14% of the respective restated totals. Financial statements of the other pooled company included in the 1995 restated consolidated statements were audited and reported on separately by other auditors. We also have audited as to combination only, the accompanying consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1995, after restatement for the 1996 pooling of interests; in our opinion, such consolidated financial statements have been properly combined on the basis described in Note 1 to the consolidated financial statements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of the Company's operations and realization of its assets and payments of its liabilities in the ordinary course of business. On November 19, 1997, Manhattan Bagel Company, Inc. and on December 31, 1997 its principal operating subsidiary filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code and are currently operating their businesses as a debtor-in-possession under the supervision of the Bankruptcy Court. The Chapter 11 filings were the result of difficulties in retaining bank financing, operating losses, and cash flow problems. As more fully described in Note 1, the Company's ability to continue as a going concern depends upon, among other things, approval of a plan of reorganization by the Bankruptcy Court, a return by the Company to profitability, and its ability to generate sufficient cash from operations and other financing sources to support its business activities, all of which are uncertain. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to finance operating activities and further reorganize operations are described in Note 1. The accompanying Consolidated Financial Statements do not reflect further adjustments that may be required in connection with reorganizing the Company under Chapter 11 of the United States Bankruptcy Code.

                                                    /s/Ernst & Young, LLP
                                                    ----------------------------

Princeton, New Jersey
March 27, 1998

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

                                             /s/ Rainer & Company
                                             --------------------

February 2, 1996
Newton Square Pennsylvania

                          MANHATTAN BAGEL COMPANY, INC.
                                AND SUBSIDIARIES

                              Debtor-in-Possession
                           CONSOLIDATED BALANCE SHEETS

                                                                                                          December 31,
                                                                                                      1996            1997

       ASSETS
Current assets:
   Cash and cash equivalents                                                                      $  1,619,494    $  2,802,396
   Marketable securities                                                                             6,926,921              --
   Accounts receivable, net of allowance for doubtful accounts
       of $292,685 and $2,359,454, respectively                                                      2,795,478       1,602,346
   Construction costs receivable, net of allowance for doubtful accounts
       of $60,000 and $1,859,961, respectively                                                       2,254,842              --
   Franchise fee receivable area developers, net of allowance of $565,000
       and $755,180, respectively                                                                      721,782         129,555
   Inventories                                                                                       1,381,648         995,007
   Current maturities of notes receivable, net of reserve of $256,000 and $241,736, respectively       462,225         642,941
   Current maturities of notes receivable - affiliates                                                 250,000       1,275,000
   Income taxes receivable                                                                           2,053,663         151,357
   Prepaid expenses and other current assets                                                           628,634         286,306
                                                                                                  ------------    ------------

       Total current assets                                                                         19,094,687       7,884,908
                                                                                                  ------------    ------------

Property and equipment, net                                                                         12,000,338      12,892,070
                                                                                                  ------------    ------------
Other assets:
   Accounts receivable, long term                                                                      480,539         470,374
   Franchise fee receivable area developers, long term, net of allowance
       of $633,019 and $633,019, respectively                                                          200,000         200,000
   Notes receivable, net of current maturities and a reserve of $4,538,465 in 1997                   7,304,151       6,129,878
   Notes receivable affiliates, net of current maturities                                            1,250,000              --
   Goodwill,net of accumulated amortization of $214,201 in 1996                                      4,386,853              --
   Security deposits                                                                                   909,053         911,134
   Investment in stores, net of reserve of $849,000 and $5,826,923, respectively                     3,145,659       1,193,142
   Other assets                                                                                        819,910         409,082
                                                                                                  ------------    ------------

       Total assets                                                                               $ 49,591,190    $ 30,090,588
                                                                                                  ============    ============
       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities not subject to settlement:
Current liabilities:
   Current maturities of long-term debt                                                           $  2,098,408              --
   Current maturities of capital lease obligations                                                     164,812          14,618
   Accounts payable and accrued expenses                                                             6,354,511       5,476,961
   Unearned franchise fee income                                                                       303,451          57,500
   Franchise deposits                                                                                  202,500         122,576
                                                                                                  ------------    ------------

       Total current liabilities                                                                     9,123,682       5,671,655
                                                                                                  ------------    ------------
Other liabilities:
   Long-term debt, net of current maturities                                                         3,897,090              --
   Capital lease obligations, net of current maturities                                                410,904          19,180
   Security deposits                                                                                   414,622         490,853
   Other liabilities                                                                                    79,636          79,636
                                                                                                  ------------    ------------
       Total other liabilities                                                                       4,802,252         589,669
                                                                                                  ------------    ------------
Commitments and contingencies

Liabilities subject to settlement:
   Long-term debt                                                                                           --       6,753,218
   Capital lease obligations                                                                                --         408,884
   Accounts payable                                                                                         --       6,375,724
                                                                                                  ------------    ------------

       Total liabilities subject to settlement                                                              --      13,537,826
                                                                                                  ------------    ------------

Stockholders' equity:
   Preferred stock, 2,000,000 shares authorized,
       no shares issued or outstanding                                                                      --              --
   Common stock, no par value, 25,000,000 shares
       authorized, 7,454,822 and 7,535,572 shares issued and outstanding, respectively              40,721,233      41,104,828
   Foreign currency translation                                                                        (12,695)             --
   Accumulated deficit                                                                              (5,043,282)    (30,813,390)
                                                                                                  ------------    ------------

       Total stockholders' equity                                                                   35,665,256      10,291,438
                                                                                                  ------------    ------------

       Total liabilities and stockholders' equity                                                 $ 49,591,190    $ 30,090,588
                                                                                                  ============    ============

           See accompanying notes to consolidated financial statements

                          MANHATTAN BAGEL COMPANY, INC.
                                AND SUBSIDIARIES
                              Debtor-in-Possession
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                For The Years Ended December 31,
                                                                          --------------------------------------------
                                                                              1995            1996            1997
                                                                          ------------    ------------    ------------
Revenues

     Product sales                                                        $ 16,747,070    $ 28,637,190    $ 33,256,754
     Franchise & license related revenue                                     4,617,834       6,865,511       6,314,833
                                                                          ------------    ------------    ------------

                Total revenue                                               21,364,904      35,502,701      39,571,587
                                                                          ------------    ------------    ------------
Expenses

     Cost of goods sold                                                     11,233,471      20,246,154      24,497,346
     Selling, general & administrative expenses                              7,444,328      17,050,521      20,208,239
     Non-recurring charges and write-off of investment                              --       6,968,000      20,004,000
     Other income                                                             (189,917)         52,088        (555,878)
     Interest income                                                          (203,588)     (1,009,814)       (957,422)
     Interest expense                                                          175,401         436,414         703,691
                                                                          ------------    ------------    ------------

                Total expenses                                             18,459,695      43,743,363      63,899,976
                                                                          ------------    ------------    ------------

Income (loss) before reorganization expenses and income taxes (benefit)      2,905,209      (8,240,662)    (24,328,389)

Reorganization expenses
     Provision for legal settlements                                                --              --         206,719
     Provision for rejected executory contracts                                     --              --         793,000
     Professional fees                                                              --              --         442,000
                                                                          ------------    ------------    ------------
                Total reorganization expenses                                       --              --       1,441,719

Income (loss) before income taxes (benefit)                                  2,905,209      (8,240,662)    (25,770,108)

Income taxes (benefit)                                                       1,284,213        (760,000)             --
                                                                          ------------    ------------    ------------

Net income (loss)                                                         $  1,620,996    ($ 7,480,662)   ($25,770,108)
                                                                          ============    ============    ============

Basic net income (loss) per share                                                $0.30          ($1.02)         ($3.43)
                                                                          ============    ============    ============

Diluted net income (loss) per share                                              $0.29          ($1.02)         ($3.43)
                                                                          ============    ============    ============

Weighted average common shares outstanding - basic                           5,410,260       7,358,721       7,504,172
                                                                          ============    ============    ============

Weighted average common shares outstanding - diluted                         5,634,806       7,358,721       7,504,172
                                                                          ============    ============    ============

           See accompanying notes to consolidated financial statements

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                              Debtor-in-Possession
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the Years Ended December 31,1995, 1996 and 1997

                                                                                                         Retained
                                                                 Common Stock           Foreign          Earnings         Total
                                                         ---------------------------    Currency       (Accumulated    Stockholders'
                                                            Shares         Amount      Translation       Deficit)         Equity
                                                         ------------   ------------   ------------    ------------    ------------
Balance - January 1,1995                                    5,351,975   $  4,840,011   $         --    $    855,453    $  5,695,464

Adjustment to conform fiscal year-end of
     DAB Industries, Inc.                                          --             --             --         (39,069)        (39,069)
Issuance of common stock through a secondary offering,
     net of expenses                                        1,618,000     29,260,949             --              --      29,260,949
Exercise of stock options and warrants                        113,267        753,335             --              --         753,335
Issuance of common stock for trademark suit settlement          2,500         49,688             --              --          49,688
Tax benefit from exercise of employee stock options                --         76,539             --              --          76,539
Net income                                                         --             --             --       1,620,996       1,620,996
                                                         ------------   ------------   ------------    ------------    ------------

Balance - December 31,1995                                  7,085,742     34,980,522             --       2,437,380      37,417,902

Issuance of common stock through an over allotment
     from a secondary offerings, net of expenses               90,000      1,911,150             --              --       1,911,150
Issuance of common stock for purchase acquisitions            115,500      1,740,313             --              --       1,740,313
Exercise of stock options                                     163,580      1,745,001             --              --       1,745,001
Tax benefit from exercise of employee stock options                --        344,247             --              --         344,247
Foreign currency translation                                       --             --   ($    12,695)             --         (12,695)
Net loss                                                           --             --             --      (7,480,662)     (7,480,662)
                                                         ------------   ------------   ------------    ------------    ------------

Balance - December 31,1996                                  7,454,822     40,721,233        (12,695)     (5,043,282)     35,665,256

Exercise of stock options                                      47,000        160,000             --              --         160,000
Issuance of common stock for legal settlement                  33,750        223,595             --              --         223,595
Foreign currency translation                                       --             --         12,695              --          12,695
Net loss                                                           --             --             --     (25,770,108)    (25,770,108)
                                                         ------------   ------------   ------------    ------------    ------------

Balance - December 31,1997                                  7,535,572   $ 41,104,828   $         --    ($30,813,390)   $ 10,291,438
                                                         ============   ============   ============    ============    ============

           See accompanying notes to consolidated financial statements

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                              Debtor-in-Possession
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the Years Ended December 31,
                                                                             --------------------------------------------
                                                                                 1995            1996            1997
                                                                             ------------    ------------    ------------
Cash flows from operating activities:
     Net income (loss)                                                       $  1,620,996    ($ 7,480,662)   ($25,770,108)
                                                                             ------------    ------------    ------------
     Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
         Adjustment to conform fiscal year-end                                    (39,069)             --              --
         Write-off of plant property and equipment and other assets                    --       1,299,000         568,000
         Write-off of notes receiveable and loan guarantees                            --              --       7,407,000
         Write-off of investment in stores                                             --              --       5,166,000
         Write-off of construction receivable                                          --              --       2,636,000
         Write-off of legal fees and cost of I&J Bagel investment                      --       1,057,000              --
         Write-off of goodwill                                                         --       1,711,000       4,227,000
         Loss on disposal of fixed assets                                              --         723,645              --
         Noncash expenses and other                                                71,675         (12,695)        236,290
         Depreciation                                                             576,255       1,102,792       1,948,736
         Amortization                                                              60,417         520,764         159,853
         Reorganization expense                                                        --              --       1,441,719
         Reorganization payments                                                       --              --        (243,300)
     Changes in operating assets and liabilities, net of acquisitions
         Accounts receivable                                                   (2,873,844)     (1,994,637)      1,259,499
         Inventory                                                               (520,109)       (547,768)        386,641
         Prepaid expenses and other current assets                               (600,500)        475,240         211,994
         Security deposits                                                       (168,970)       (378,414)         (2,081)
         Investment in stores                                                    (270,486)     (1,861,392)     (3,213,483)
         Other assets                                                            (108,080)     (1,114,655)        379,029
         Accounts payable and accrued expenses                                  2,124,991       1,217,830       1,794,755
         Unearned franchise fee income                                            283,667         (28,549)       (245,951)
         Franchise deposits                                                        96,667        (209,167)        (79,924)
         Other current liabilities                                               (108,187)        (61,189)             --
         Other current liabilities                                                120,784          65,575          76,231
         Income taxes receivable                                                  823,797      (2,888,785)      1,902,306
                                                                             ------------    ------------    ------------
             Total adjustments                                                   (530,992)       (924,405)     26,016,314
                                                                             ------------    ------------    ------------

                 Net cash provided by (used in) operating activities            1,090,004      (8,405,067)        246,206
                                                                             ------------    ------------    ------------
Cash flows from investing activities:
     Decrease (increase) in notes receivable                                       38,262      (9,285,000)     (3,459,443)
     Principal payments from notes receivable                                          --         424,126              --
     Decrease (increase) in notes receivable - related parties                      8,200         111,400              --
     Payments for the purchase of property and equipment                       (6,663,784)     (4,529,663)     (3,315,468)
     Purchase of marketable securities                                        (22,625,000)     (2,010,379)             --
     Proceeds from sale of marketable securities                                       --      17,708,458       6,926,921
     Purchase of business, net of cash acquired                                        --      (4,569,866)             --
     (Increase) decrease in due from officer/stockholder                         (185,164)        296,164              --
                                                                             ------------    ------------    ------------

                 Net cash (used in) provided by investing activities          (29,427,486)     (1,854,760)        152,010
                                                                             ------------    ------------    ------------
Cash flows from financing activities:
     Proceeds from long-term debt                                               4,773,742       1,777,806       3,112,358
     Principal payments on long-term debt                                        (435,612)     (1,576,902)     (2,354,638)
     Principal payments on capital lease obligations                             (124,894)       (147,500)       (133,034)
     Proceeds from notes receivable franchisees                                    52,715              --              --
     Decrease in loan payable officer / stockholder                                    --        (189,000)             --
     Proceeds from options exercised                                              540,000       2,089,248         160,000
     Proceeds from issuance of common stock                                    29,474,284       1,911,150              --
                                                                             ------------    ------------    ------------

                 Net cash provided by financing activities                     34,280,235       3,864,802         784,686
                                                                             ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                            5,942,753      (6,395,025)      1,182,902
Cash and cash equivalents-beginning of year                                     2,071,766       8,014,519       1,619,494
                                                                             ------------    ------------    ------------
Cash and cash equivalents-end of year                                        $  8,014,519    $  1,619,494    $  2,802,396
                                                                             ============    ============    ============
Supplemental disclosure of cash paid
Interest                                                                     $    248,395    $    434,348    $    610,964
                                                                             ============    ============    ============
Income taxes                                                                 $    365,552    $  1,486,304    $         --
                                                                             ============    ============    ============

           See accompanying notes to consolidated financial statements

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The consolidated financial statements include the accounts of Manhattan Bagel Company, Inc. and its wholly-owned subsidiaries Manhattan Bagel Construction Corp., Manhattan Bagel Calgary Ltd., Specialty Bakeries, Inc. and DAB Industries, Inc., including DAB's subsidiary I & J Bagel, Inc., collectively known as the "Company," after elimination of all significant intercompany balances and transactions.

      The Company manufactures bagel dough and blends a wide variety of cheese spreads that are distributed to its franchised, licensed and Company-owned stores throughout the United States under the names Manhattan Bagel Company and I & J Bagels.

Chapter 11 Proceedings

      On November 19, 1997, Manhattan Bagel Company, Inc. and on December 31, 1997, I & J Bagel, Inc. filed voluntary petitions in the United States Bankruptcy Court for the district of New Jersey (the "Bankruptcy Court") seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under federal bankruptcy law are stayed while the Company continues business operations as debtor-in-possession. These claims are reflected in the accompanying consolidated balance sheet as "liabilities subject to settlement." In addition, the filing of a voluntary petition under Chapter 11 was an event of default under all of the Company's loan agreements (See Note 5). Several subsidiaries with total assets at December 31, 1997 of $793,000 and loss before provision for income taxes for the year ended December 31, 1997 of $3,389,000 were not included in the Chapter 11 filings.

      The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles applicable to a company on a "going concern" basis, which, except as otherwise noted, contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the Chapter 11 proceedings, and circumstances relating to this event, including the Company's debt structure, its operating losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainties. As reflected in the Consolidated Financial Statements, the Company experienced significant net losses in 1996 and 1997. During the Chapter 11 proceedings, the Company has incurred and will continue to incur substantial reorganization costs. The Company's ability to continue as a going concern is dependent upon the confirmation of a plan of reorganization by the Bankruptcy Court, the ability to secure adequate exit financing, combined with the achievement of profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

      A plan of reorganization, as finally approved by the Bankruptcy Court, could materially change the currently recorded amounts of assets and liabilities. These financial statements do not reflect further adjustments to the carrying value of assets and the amounts and classifications of liabilities or shareholders' equity that might be

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

necessary as a consequence of the bankruptcy proceedings. Events completed in relation to the Company's ongoing operational restructuring include the closing of under performing Company stores, exiting the store construction business, and reductions in corporate administrative expenses. Additional components of the operational restructuring include ongoing evaluation of operations and a refocusing of the Company's marketing strategies.

      Since the commencement of the Chapter 11 filing, the Company has had the exclusive right to file a plan of reorganization. The period of exclusivity granted to the Company has been extended and is now scheduled to expire July 29, 1998. Any further extension is within the discretion of the Bankruptcy Court.

      Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory pre-petition contracts, subject to Bankruptcy Court approval. Certain leases and contracts have been rejected in connection with the Chapter 11 proceedings. Obligations related to these rejected items have been included in liabilities subject to settlement in amounts pursuant to the Bankruptcy Code. The ultimate amount of such claims is subject to adjustment based on the finalization of a reorganization plan. Accordingly, the Company cannot presently determine the ultimate liability which may result from the filing of claims for any contracts which have been or may subsequently be rejected in the Chapter 11 proceedings.

      The Bankruptcy Court entered an order on April 8, 1998 and established the "Bar Date" of June 15, 1998 as the deadline for filing proofs of claim in the Chapter 11 proceedings.

      The principal categories of claims classified as liabilities subject to settlement are identified below. All amounts below may be subject to further adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, determination as to the value of any collateral securing claims, or other events. Additional claims may arise resulting from rejection of additional executory contracts or unexpired leases by the Company.

                                                                    December 31,
                                                                        1997
                                                                    -----------

Revolving credit facility                                           $ 2,124,849
New Jersey Economic
  Development Authority                                               2,888,101
Other debt                                                            1,740,268
Accounts payable                                                      6,375,724
Capital Lease Obligations                                               408,884
                                                                    -----------
Total liabilities subject to
settlement                                                          $13,537,826
                                                                    ===========

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Reporting for Bankruptcy Proceedings

      The American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy code" ("SOP 90-7"), provides guidance for financial reporting by entities that have filed petitions with the Bankruptcy Court and expect to reorganize under Chapter 11 of the Bankruptcy Code.

      Under SOP 90-7, the financial statements of an entity in a Chapter 11 reorganization proceeding should distinguish transactions and events that are directly associated with the reorganization from those of the operations of the ongoing business as it evolves. Accordingly, SOP 90-7 requires the following financial reporting/accounting treatments in respect of each of the financial statements.

Consolidated Balance Sheet

      The balance sheet separately classifies pre-petition and post-petition liabilities. A further distinction is made between pre-petition liabilities subject to settlement (generally unsecured and undersecured claims) and those not subject to settlement (fully secured claims). Pre-petition liabilities are reported on the basis of the expected amount of such allowed claims, as opposed to the amounts for which those allowed claims may be settled. Under an approved final plan of reorganization, those claims may be settled at amounts substantially less than their allowed amounts.

      When a liability subject to settlement becomes an allowed claim and that claim differs from the net carrying amount of the liability, the net carrying amount is adjusted to the amount of the allowed claim. The resulting gain or loss is classified as a reorganization item in the Consolidated Statement of Operations.

Consolidated Statements of Operations

      Pursuant to SOP 90-7, revenues and expenses, realized gains and losses, and provisions for losses resulting from the reorganization of the business are reported in the Consolidated Statement of Operations separately as reorganization items. Professional fees are expensed as incurred. Interest expense is reported only to the extent that it will be paid during the proceeding or that it is probable that it will be an allowed claim.

Consolidated Statements of Cash Flows

      Reorganization items are reported separately within the operating, investing and financing categories of the Consolidated Statement of Cash Flows.

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisitions

      Under a definitive Agreement and Plan of Merger ("Agreement") signed on May 10, 1995, Manhattan Bagel Company, Inc. acquired I & J Bagel, Inc. ("I & J"). I & J was a private company which owned and licensed a total of 17 bagel bakery stores in the Los Angeles area operating under the name I & Joy Bagels. Manhattan Bagel Company, Inc. completed the acquisition contemplated under the Agreement on June 29, 1995, through the merger of a newly created, wholly-owned subsidiary of Manhattan Bagel Company, Inc. with and into DAB Industries, Inc., a California corporation ("DAB") whose assets consisted primarily of all of the stock of I & J, in exchange for 1.5 million shares of Common Stock of Manhattan Bagel Company, Inc.

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

                                                               One Month
                                                               Ended
                                                               January 31, 1995
                                                               ----------------
                                                               (in thousands)

Net revenues.................................................       $289
Net income...................................................       $ 39

      On January 9, 1996, the Company completed the acquisition of Bay Area Bagels, Inc., a private company which owned eight bagel bakery stores in the San Francisco Area. The purchase price was 65,500 shares of Common Stock of the Company and $85,000. The transaction was treated as a purchase for accounting purposes.

      On January 17, 1996, the Company completed the acquisition of three stores in the Los Angeles market, which were licensed locations of I & J. Such stores are being operated as company owned locations. The purchase price was $1,500,000 and was treated as a purchase for accounting purposes.

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

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                Year Ended
                                                                December 31,
                                                           --------------------
                                                             1995        1996
                                                           --------------------
                                                              (in thousands)
Net Revenues:
Manhattan Bagel Company, Inc.                              $ 18,352    $ 32,628
Specialty Bakeries, Inc.                                      3,013       2,875
                                                           --------    --------
                                                           $ 21,365    $ 35,503
                                                           ========    ========
Net Income (Loss):
Manhattan Bagel Company, Inc.                              $  2,048    $ (7,540)
Specialty Bakeries, Inc.                                       (427)         59
                                                           --------    --------
                                                           $  1,621    $ (7,481)
                                                           ========    ========

      On June 28, 1996, the Company completed a transaction under which it added 23 Bagel Brothers stores (including two under development) to its franchise network. Under terms of the agreement, the Company purchased the Bagel Brothers bagel dough factories in Cleveland and Buffalo for $2,000,000 and 50,000 shares of the Company's common stock. This transaction was treated as a purchase for accounting purposes. Additionally, the Company provided Bagel Brothers with $6,000,000 in financing, which among other things, provided funds to retire existing loans, to pay franchise fees, and to remodel the 21 operating stores to the Manhattan Bagel format. These stores are the subject of litigation. See Note 14.

Concentrations of Credit Risk

      The Company grants credit to substantially all of its franchisees. The Company generally does not require collateral, however, by virtue of the franchise agreements, the Company believes it maintains security interests in the franchises and the amount of credit risk is minimal.

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

Marketable Securities

      Marketable securities consist of fixed income investments (preferred stock and short-term commercial paper) which can be readily purchased or sold using established markets. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Such securities are classified as available-for-sale and accordingly, are carried at fair value which approximated cost at December 31, 1996.

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Product Sales

      Product sales of bagels, cheese spreads and other items to franchisees are recognized by the Company when shipped.

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

Master Franchise Agreements

      Master franchise agreements, although no longer being offered, provide for a payment by the master franchisee which is based on the population of the territory covered by such master franchise. Franchise fees from master franchise agreements were recognized as revenue by the Company when all material obligations required of the Company were performed.

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

Area Developer Franchise Agreements

      Area developer franchise agreements, although no longer being offered, are exclusive territories sold to multi-unit retail operators, preferably with food service experience. Area developers, are believed to have the financial and organizational resources to rapidly develop and operate Manhattan Bagel stores in a given geographic area. Franchise fees from area developer franchise agreements are recognized as revenue by the Company upon signing of the agreement as the amounts are non-refundable. In situations where a portion of the fee is payable over time via a promissory note, the Company evaluates the financial strength of the area developer to determine the recognition of the fee related to the note receivable.

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

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Construction Operations

      The Company exited the construction business in 1997 and no longer constructs stores either for franchisees or for operation by the Company. See
Note 2.

Property and Equipment

      Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

      Asset Category                                      Estimated Useful Life
      --------------                                      ---------------------
Factory equipment........................................ 5-10 years
Office furniture and equipment........................... 5-7 years
Leasehold improvements................................... Shorter of useful life or Term of Lease
Transportation equipment................................. 5 years

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets and Goodwill

      Intangible assets, net of accumulated amortization of $69,154 and $86,228 at December 31, 1996 and 1997, respectively are included in other long-term assets and consist of trademark costs and covenants not to compete. Trademark costs are being amortized on a straight-line basis over twenty years. Covenants not to compete are being amortized on a straight-line basis over 36 months or the life of the covenant. Goodwill, which consisted primarily of the excess purchase price over assets acquired, has been completely written off at December 31, 1997 in conjunction with the write-off of related assets.

Long-Lived Assets

      The Company records impairment losses on long-lived assets used in operations, including goodwill and intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Investment in Stores and Stores Held for Resale

      The Company has an equity interest in five franchises ("joint-ventured stores"). These investments are accounted for under the equity method. The carrying amount of these investments reflects the Company's share of the underlying equity in net assets.

      In addition, the Company, from time to time, repurchases stores from franchisees with the intent of upgrading and remodeling and then reselling the stores to new franchisees. Repurchased stores are recorded on the balance sheet at the lower of cost or net realizable value and results of operations of these stores are included in the Company's consolidated statement of operations from acquisition to disposition.

      At December 31, 1997 there are 12 Company-owned stores held for resale.

Advertising

      Consistent with applicable law, the Company and its franchisees advertise products in newspapers, and through direct mailing. Advertising is primarily funded out of the required contribution to the Company's National Advertising Fund by franchisees, which range from 0.5% to 4.0% of gross sales (the current contribution maximum is 2.5%) depending on when the franchise was sold. The Company also advertises and plans to continue advertising its franchises in current stores, franchise trade shows, newspapers and business opportunity magazines. Advertising costs are expensed as incurred and were approximately $496,000, $1,442,000 and $2,559,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Income (Loss) per Share

      In 1997, The Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

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

Impact of Recently Issued Accounting Standards

      In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income. Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and applies to all enterprises. Statement No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of Statement No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows but will affect the disclosure of stockholder equity changes such as foreign currency translation.

      In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for years beginning after December 15, 1997. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt the new requirements retroactively in 1998. Management is currently evaluating Statement No. 131 and does not anticipate that the adoption of this statement will have significant effect on the Company's financial reporting.

Reclassifications

      Certain prior period balances have been reclassified to conform with 1997 presentation.

NOTE 2 - NON-RECURRING CHARGES AND WRITE OFF OF INVESTMENT

      The following is a summary of non-recurring charges and write-offs:

                                                                  1996          1997
                                                                  ----          ----
Notes, receivables and loan guarantees                        $ 2,020,000   $ 7,407,000
Construction Co. accounts receivable                                   --     2,636,000
Investment in Stores                                              430,000     5,166,000
Goodwill                                                        1,711,000     4,227,000
PP&E and other                                                  1,750,000       568,000

Professional Fees and expenses related to I&J investigation     1,057,000            --
                                                              -----------   -----------
                                                              $ 6,968,000   $20,004,000
                                                              ===========   ===========

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In 1997, the Company recorded a provision for the potential write-off of notes, receivables and estimated amounts owed in connection with loan guaranties of approximately $7,407,000. These items relate to amounts advanced to franchisees where the probability of repayment is extremely low or non-existent due to the current financial condition of the franchisee.

      Construction receivables of approximately $2,636,000 have been either written-off or reserved due to the low probability of recovery due to the closing of stores by franchisees and their inability to make payments.

      The Company recorded a write-down of its investment in stores of approximately $5,166,000 due to the closing of all but twelve Company stores and five joint-ventures. Many Company owned stores were experiencing operating and cash losses with no prospect of turnaround or eventual sale to a franchisee. The Company decided to close the stores and write-off its investment. The carrying values of the remaining stores were written down to estimated fair market value.

      The Company had been amortizing goodwill related to several acquisitions. Based on the future cash flow projections for the entities, the Company determined that a write-off of the $4,227,000 balance of the goodwill was required.

      PP&E and Other relates to the closing of the original Eatontown facility, the manufacturing facility in Canada and severance costs amounting to approximately $568,000.

      In 1996, the Company recorded professional fees associated with the special investigation of I&J, the class action lawsuits and settlements of certain consulting agreements totaling approximately $1,057,000. The Company also decided to sell, franchise or close the San Francisco locations acquired in January 1996, operating under the name Holey Bagel. As a result of these decisions, the Company wrote-off $3,010,000 comprised of the goodwill ($1,711,000) fixed assets ($874,000) and other assets and accruals ($425,000) acquired in the Bay Area Bagel acquisition and the Los Angeles commissary and the sale or closure of the locations. In addition, unusual items recorded during the fourth quarter of 1996 included: provisions associated with the termination of the master franchisee for the Houston and Dallas markets approximately ($314,000), provisions for and write-offs of accounts and notes receivable approximately ($915,000), increases in the reserves for franchisee loan guarantees approximately ($1,105,000); settlements with lessors approximately ($430,000); and start up costs associated with the Company's Canadian manufacturing facility approximately ($137,000).

NOTE 3 - INVENTORY                                         December 31
                                                           -----------
                                                    1996                 1997
                                                    ----                 ----
Raw materials .................................  $  788,977           $  389,207
Finished goods ................................     592,671              605,800
                                                 ----------           ----------
                                                 $1,381,648           $  995,007
                                                 ==========           ==========

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

                                                           December 31
                                                           -----------
                                                       1996             1997
                                                       ----             ----
Land .........................................    $     62,178     $     62,178
Factory equipment.............................       8,971,786       10,478,350
Office furniture and equipment ...............         848,344        1,032,396
Leasehold improvements .......................       2,918,872        3,494,692
Transportation equipment .....................         711,648          757,947
Construction in progress .....................         474,652          838,971
                                                  ------------     ------------
                                                    13,987,480       16,664,534
Accumulated depreciation and amortization ....      (1,987,142)      (3,772,464)
                                                  ------------     ------------
Property and equipment - net .................    $ 12,000,338     $ 12,892,070
                                                  ============     ============

      Property and equipment includes assets recorded under capital leases of $843,303 and $865,066 as of December 31, 1996 and 1997, respectively. Accumulated depreciation and amortization includes accumulated amortization of assets recorded under capital leases of $265,283 and $240,803 as of December 31, 1996 and 1997, respectively. Assets recorded under capital leases consist primarily of factory equipment.

NOTE 5 - LONG TERM DEBT

Lines of Credit                                                         DECEMBER 31,
                                                                    1996            1997
                                                                    ----            ----
Payable to New Jersey Economic Development Authority,
bearing interest at an adjustable rate determined by
the remarketing agent payable in monthly interest only
installments, with maturity of October 1, 2005. The
line is collateralized by a blanket security interest
in all of the assets of the company not previously
pledged elsewhere .............................................. $ 3,134,931             (1)

Payable to a bank bearing interest at 0.25% under the
bank's Prime Rate, 8.25% at December 31, 1996 and
payable in monthly interest only installments with a
maturity of August 1, 1999.  The line is collateralized
by the Company's assets ........................................   1,160,000             (1)

Mortgage payable on South Carolina facility, bearing
interest at prime plus 1.25%, payable in monthly install-
ments of $3,889 through March 2010 .............................     312,963             (1)

Note payable - Bank - Term loan in the amount of $330,000
payable in equal installments of $6,600 including interest
at 9.25%.  The note is collateralized by substantially all the
assets of Specialty Bakeries, Inc. .............................     256,285             (1)

Payable to a bank bearing interest at 1% over the bank's
Prime Rate, currently 8.25% and payable on demand.
This line is secured by substantially all the assets of
Specialty Bakeries, Inc. .......................................     125,000             (1)

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Various notes payable to credit companies and others,
collateralized by equipment, maturing at various dates
through 2000 ...................................................     565,623             (1)

Various notes payable to a bank at rates ranging from
9.75% to 10.9% maturing at various dates through 1999. .........     353,734             (1)

Note payable to an individual due in monthly install-
ments of $2,500 including interest at 10% ......................      84,735             (1)

Other ..........................................................       2,227             --
                                                                 -----------    -----------
Total ..........................................................   5,995,498             --
Less current maturities ........................................  (2,098,408)            --
                                                                 -----------    -----------
Long-term debt, net of current maturities ...................... $ 3,897,090             --
                                                                 ===========    ===========

(1) Currently in default as a result of Chapter 11 proceedings, amounts included in Liabilities subject to settlement. See Note 1.

      The filing of a voluntary Chapter 11 petition was an event of default under certain of the Company's loan agreements and accordingly, all debt outstanding at December 31, 1997 has been classified as Liabilities Subject to Settlement. No principal or interest payments on prepetition debt will be made without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been confirmed. A description of the debt subject to settlement follows:

      In August 1996, First Union National Bank (First Union) and the Company entered a Revolving Credit Agreement with a maximum principal amount of $7.5 million evidenced by a Revolving Credit Note which was secured by certain collateral. On April 15, 1997, First Union and the Company entered into the First Amendment to the Revolving Credit Agreement wherein certain defaults that existed under the Agreement were waived and additional collateral and control of the company was given to First Union. On November 10, 1997, First Union declared an event of default under the Amendment and accelerated the Revolving Credit Note causing the Company to file for Chapter 11 protection. The amount outstanding on the note at December 31, 1997 was approximately $2.1 million and has been reduced by the payment received from Ranch 1 in March 1998. See Note 18.

      In October 1995, the New Jersey Economic Development Authority (the "EDA") and the Company entered into a Bond Agreement pursuant to which the EDA agreed to issue bonds in the aggregate principal amount of $3.5 million. The proceeds of those bonds were used to make a loan to the Company to finance certain equipment acquisitions and leasehold improvements. The Bond Agreement required the Company to cause a Letter of Credit to be issued by First Union as security for payment of the bonds. The Letter of Credit was issued in favor of The Bank of New York (N.J.) ("BNY") as Trustee under the Indenture of Trust between BNY and the EDA, in which the EDA assigned its rights to BNY. The amount outstanding on the EDA loan at December 31, 1997 was approximately $2.9 million.

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company has a mortgage payable on its South Carolina facility with Carolina First with an outstanding balance of approximately $300,000 and various notes payable to credit companies and others collateralized by equipment of approximately $900,000 at December 31, 1997.

      The Company has classified the loans from First Union, the EDA, Carolina First, and the various other notes as Liabilities Subject to Settlement in the accompanying consolidated Balance Sheets. The Company's loan agreements prohibit the payment of cash dividends without prior consent of the lenders.

NOTE 6 - CAPITAL LEASE OBLIGATIONS

      The Company has capital leases for equipment, expiring at various dates through December 2000.

      The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments at December 31, 1996 and 1997:

                                                          For the Year Ending
                                                              December 31
                                                              -----------
                                                          1996           1997
                                                          ----           ----

1997 .............................................     $ 225,494      $      --
1998 .............................................       222,221         17,457
1999 .............................................       199,073         17,457
2000 .............................................        45,519          4,364
Thereafter .......................................            --             --
                                                       ---------      ---------
Total minimum lease payments .....................       692,307         39,278
Less: amount representing interest ...............      (116,591)        (5,480)
                                                       ---------      ---------
Present value of net minimum lease payments ......       575,716         33,798
Less: current maturities .........................      (164,812)       (14,618)
                                                       ---------      ---------
Long-term maturities .............................     $ 410,904      $  19,180
                                                       =========      =========

      The present values of minimum future obligations shown above are calculated based on fixed interest rates determined at the inception of the respective leases, ranging from 10% to 20%.

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMON STOCK

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

NOTE 8 - INCOME (LOSS) PER SHARE

      The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31,

                                         1995          1996           1997

Numerator:

     Net income(loss) .............   $1,620,996   $(7,480,662)   $(25,770,108)

Denominator:

     Denominator for basic
     earnings per share--
     weighted-average shares ......    5,410,260     7,358,721       7,504,172

     Effect of dilutive securities-
        Employee stock options ....      224,546            --              --
                                      ----------   -----------    ------------

     Denominator for diluted
     earnings per share -
     adjusted weighted-average
     shares and assumed con-
     versions .....................    5,634,806     7,358,721       7,504,172
                                      ==========   ===========    ============

Basic income (loss) per share .....   $     0.30   $     (1.02)   $      (3.43)
                                      ==========   ===========    ============

Diluted income (loss) per share ...   $     0.29   $     (1.02)   $      (3.43)
                                      ==========   ===========    ============

NOTE 9 - OPERATING LEASES

      The Company has agreements to lease equipment, office facilities and factory space. The leases expire at various dates through January 2008. Rent expense on these leases for the years ended December 31, 1995, 1996 and 1997 was approximately $1,161,065, $2,386,316 and $3,010,532, respectively.

      The following is a schedule by years of approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 1997:

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ending
    December 31,
    ------------

1998 .....................................................           $ 1,645,791
1999 .....................................................             1,619,252
2000 .....................................................             1,550,819
2001 .....................................................             1,331,009
2002 .....................................................             1,266,850
Thereafter ...............................................             5,382,531
                                                                     -----------
Total minimum payments required ..........................           $12,796,252
                                                                     ===========

      The Company had also entered into agreements to lease locations for its franchisees under various lease terms expiring through December 2009. The Company is required to pay a share of property taxes and operating costs relating to some of the leased facilities. The Company subleases these locations to its franchisees. The Company no longer signs leases as lessee; Franchisees now generally sign directly as lessee. The Company is in the process of either rejecting or assigning leases under the Chapter 11 Bankruptcy Proceeding.

      The following is a schedule by years of the approximate future minimum lease payments and sublease income under franchisee operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 1997:

For the Years Ending               Sublease              Lease
     December 31,                  Income                Payments
     ------------                  ------                --------

        1998                     $5,151,168             $5,151,168
        1999                      4,917,147              4,917,147
        2000                      4,893,010              4,893,010
        2001                      4,357,201              4,357,201
        2002                      3,948,486              3,948,486
     Thereafter                   9,593,056              9,593,056

      Under the Chapter 11 Bankruptcy Proceeding, it is the Company's intention to assign these leases.

NOTE 10 - RELATED PARTY TRANSACTIONS

      The Company recognizes product sales and royalty income from joint-ventured stores and other related parties under the same terms as all other franchised stores. Royalties from related parties totaled approximately $119,800, $146,600 and $130,149 for the years ended December 31, 1995, 1996 and
1997, respectively. Product sales to related parties totaled approximately $138,000, $409,500 and $535,648 for the years ended December 31, 1995, 1996 and
1997, respectively.

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      During 1996, the Company loaned an affiliated company $1,500,000 for the expansion of facilities and for the purchase of bagel baking equipment. Under the terms of the loan agreement, interest accrues daily on the outstanding principal balance at a rate of Prime plus 2%. This agreement was settled subsequent to December 31, 1997. See Note 17-Subsequent Event.

NOTE 11 - FRANCHISE AND LICENSE RELATED REVENUE

                                                        Years Ended
                                                        December 31,
                                                        ------------
                                               1995         1996         1997
                                            ----------   ----------   ----------
Franchise and license fee ...............   $2,149,506   $2,245,440   $  885,545
Master franchise fees ...................      841,360      680,000           --
Area Developer fees .....................           --    1,196,981    1,370,000
Royalties and continuing license fees ...    1,626,968    2,743,090    4,089,288
                                            ----------   ----------   ----------
                                            $4,617,834   $6,865,511   $6,344,833
                                            ==========   ==========   ==========

NOTE 12 - INCOME TAXES

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

      The provision for income taxes consists of the following:

                                                        Year Ended
                                                       December 31,
                                                       ------------
                                            1995           1996          1997
                                        -----------    -----------    ----------

Current tax expense (benefit)           $ 1,197,000    $  (560,000)   $       --
Deferred tax expense (benefit)               87,000       (200,000)           --
                                        -----------    -----------    ----------
                                        $ 1,284,000       (760,000)   $       --
                                        ===========       ========    ==========

      A reconciliation of the provision recorded by the Company to a provision computed utilizing the enacted Federal statutory rate is as follows:

                                                                       Year Ended
                                                                      December 31,
                                                                      ------------
                                                     1995                 1996               1997
                                                     ----                 ----               ----
                                                               (dollars in thousands)
Computed tax at Federal statutory rate ....  $ 1,131      34.0%   $(2,750)    (34.0)%  $(8,012)   (34.0)%
State income taxes, net of federal benefit       199       5.9%         5       0.1%        26      0.0%
Goodwill amortization/writedown ...........       --        --        634       7.8%       933      4.0%
Valuation allowance .......................       --        --      1,383      17.1%     6,926     29.4%
Other .....................................      (46)     (1.4)%      (32)     (0.4)%      127      0.6%
                                             -------     -----    -------     -----    -------    -----
                                             $ 1,284      38.5%   $  (760)     (9.4)%  $    --    $  --
                                             =======     =====    =======     =====    =======    =====

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The components of the Company's recorded deferred income tax assets and liabilities are as follows:

                                                                      December 31,
                                                                      ------------
Current:                                                           1996           1997
                                                                   ----           ----
Deferred tax assets-other ..................................   $ 1,202,000    $ 5,637,000
Deferred tax liabilities-other reserves ....................        (6,000)       (11,000)
Valuation allowance ........................................    (1,196,000)    (5,626,000)

Long-term:
Deferred tax assets-other ..................................       214,000             --

Deferred tax liabilities book over tax basis in fixed assets       (78,000)        14,000
Net operating loss carry forward ...........................       491,000      4,104,000
Tax credit carry forward ...................................       100,000         48,000
Valuation allowance ........................................      (727,000)    (4,166,000)
                                                               -----------    -----------
                                                                        --             --
                                                               -----------    -----------
Net deferred tax liabilities ...............................   $        --    $        --
                                                               ===========    ===========

The Company's recorded valuation allowance for the year ended December 31, 1996 and 1997, consists of the following:

                                                       1996           1997
                                                       ----           ----
Federal .........................................  $ 1,383,000    $ 8,309,000
State ...........................................      540,000      1,483,000
                                                   -----------    -----------
                                                   $ 1,923,000    $ 9,792,000
                                                   ===========    ===========

      At December 31, 1997 the Company has available Federal net operating loss carryforwards of $10,100,000 expiring in the years 2011-2012. A tax benefit of approximately $344,000 associated with employee stock option exercises has been credited to stockholders' equity in 1996.

NOTE 13 - NONCASH INVESTING AND FINANCING ACTIVITIES

      During 1995, the Company issued 2,500 shares of common stock as part of a trademark lawsuit settlement.

      During the years ended December 31, 1995 and 1996, capital lease obligations of $505,000 and $9,468, respectively were incurred when the Company entered into leases for new equipment.

      During 1995, the Company financed a note receivable from a franchisee for the purchase of equipment in the amount of $60,500. During the year the Company refinanced long-term debt into a term loan of $330,000.

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      During 1996, the Company issued a total of 115,500 shares of common stock in connection with certain acquisitions (Note 1). The value of the shares issued totaled approximately $1,740,000.

      During 1997, the Company issued a total of 33,750 shares of common stock in connection with a law suit settlement.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

      On June 20, 1996, the Company announced that following the installation of new management at its I&J West Coast subsidiary, the Company had uncovered certain improper bookkeeping and accounting practices at the Los Angeles subsidiary, that it would be restating its first quarter 1996 Statement of Operations to account for these improper practices. On the day following the announcement the stock price of the Company's common stock declined from a closing price of $21.25 on June 20, 1996 to a closing price of $13.75 on June 21, 1996. As a result, certain class action law suits have been filed. These lawsuits from New Jersey and California have been consolidated into one class action lawsuit in the Federal District Court in New Jersey. The plaintiffs seek unspecified money damages. Although the court has denied the defendant's request to dismiss the complaint, the court required the class plaintiffs to replead their claims brought under Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 by April 8, 1998. On January 26, 1998, Jack Grumet and Leonard Johnson moved for reconsideration of that portion of the Order denying their motion to dismiss the claims asserted against them under Sections 25400 and 25500 of the California Corporations Code. That motion has been fully briefed. The District Court has indicated that it will not take oral argument on the motion. Although the Company believes it has acted properly and has adequate defenses to such actions, no assessment of the amount or range of any loss that might be incurred by, or the effects thereof on, the Company should it be found to have violated any law, can be made at this time. Accordingly, no provisions for these contingencies have been made. Certain costs of the defense of these actions have been included in the non-recurring charge (see Note 2).

      The Company is also involved in various other pending legal proceedings arising out of the normal course of the Company's business. The adverse outcome of any of these legal proceedings is not expected to have a material adverse effect on the financial condition of the Company. It is the Company's expectation that each of these claims will be disposed of as part of the plan of reorganization to be filed in the Company's Chapter 11 case.

      The Company has executed a $25.0 million franchisee financing agreement with Atlantic Financial Services, Inc. Under the terms of this agreement, the Company has agreed to guarantee certain portions of loans in exchange for more favorable terms and rates for the Company's franchisees. The liability of the Company under this agreement is the greater of (i) $1,500,000 or (ii) 20% of the first $10,000,000 of loans to franchisees and 10% of the remaining $15,000,000 of loans to franchisees. At December 31, 1996 and 1997 the Company's contingent liability was $2,139,418 and $2,131,938, respectively for outstanding loans. As a result of the Chapter 11 proceeding, no further loans are being made under this agreement.

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company also has executed a $10.0 million franchisee financing agreement with Stephens Franchise Finance which was purchased by SunTrust Credit Corp. Under the terms of this agreement, the Company has agreed to guarantee certain portions of loans in exchange for more favorable terms and rates for the Company's franchisees. The liability of the Company under this agreement is the greater of (i) $1,000,000 or (ii) 30% of the aggregate principal amount of loans to franchisees. At December 31, 1996 and 1997 the Company's contingent liability was $1,695,026 and $1,649,916, respectively for outstanding loans. As of June 13, 1996, the Company ceased using SunTrust Credit Corp. for franchisee financing.

      The Company entered into various employment agreements effective January 1, 1994 through December 31, 1998, with officers and key employees, three of whom are major stockholders. Each agreement provides for an annual base compensation equal to $125,000 with annual increases based on increases in the Consumer Price Index, capped at 10%. The agreements provide for aggregate bonuses equal to 10% of the Company's consolidated earnings before taxes. As of July 1, 1997 upon the approval of the board of Directors, Mr. Grumet's annual salary was increased to $185,000.

In February 1998, the Company commenced legal actions for the turnover of pledged stock, judgment on $6 million of promissory notes and guarantees and related relief against Bagel Brothers Bakery and Deli, Inc. and related entities. The complaint results from the failure by Bagel Brothers to pay amounts due to the Company for interest on the promissory notes and royalty fees. As a part of the transaction described in Note 1, shares representing 75% of the stock of Bagel Brothers Company stock are in escrow. In response to the Company's suit, certain of the Bagel Brothers entities filed for protection under Chapter 11 of the U.S. Bankruptcy Code in March 1998. In March 1998, through the Bagel Brothers entities bankruptcy proceedings, the Company was given the opportunity to operate the Ohio franchises and to evaluate the related assets. In the opinion of the Company's management, the ultimate outcome of these legal actions will not have a material adverse effect on the Company's financial position.

NOTE 15 - STOCK OPTIONS

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

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Generally, an option will become fully exercisable three years from the date of grant. Options will be exercisable for a term not greater than ten years from the date of grant.

      FASB 123 requires pro forma information regarding net income (loss) and earnings per share as if the Company has accounted for its employee stock options and warrants granted subsequent to December 31, 1994, under the fair value method of FASB 123. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1995, 1996 and 1997, respectively: risk-free interest rates of 5.76%, 6.18% and 6.25%; expected volatility of 0.73 and 1.056, expected option life of one year from vesting and an expected dividend yield of 0.0%.

                                         1995          1996            1997
                                         ----          ----            ----

Pro forma basic net income (loss)    $  1,282,127  $ (9,486,621)  $ (25,743,235)
                                     ============  ============   =============
Pro forma basic net income (loss)
      per share of common stock          $0.24         $(1.29)        $(3.43)
                                         =====         ======         ======
Pro forma diluted net income(loss)
      per share of common stock          $0.23         $(1.29)        $(3.43)
                                         =====         ======         ======

      A summary of the Company's stock option activity, and related information for the years ended December 31, 1995, 1996 and 1997 follows:

                                     1995                 1996                1997
                                     ----                 ----                ----
                              Common   Weighted    Common   Weighted    Common   Weighted
                              Stock    Avg.        Stock    Avg.        Stock    Avg.
                              Options  Exercise    Options  Exercise    Options  Exercise
                                       Price                Price                Price
                             ------------------   ------------------    -----------------
Outstanding at beginning
    of year                   263,600    $ 4.96    444,144    $ 8.90    681,370    $15.94
Granted                       312,360     10.90    549,163     19.53    333,830      6.16
Canceled                      (18,549)     5.51   (148,357)    13.77   (469,662)    10.36
Exercised                    (113,267)     5.79   (163,580)    10.85    (47,000)     3.09
                             --------             --------              -------
Outstanding at end of year    444,144      8.90    681,370     15.94    498,538     11.61
                             ========             ========              =======
Exercisable at end of year    200,111    $10.60    101,250    $ 5.95    154,859    $12.47
                             ========             ========              =======
Weighted average fair value of
options granted during the year          $ 7.03               $12.92               $ 4.91

      Stock options outstanding at December 31, 1997 are summarized as follows:

                       Outstanding         Weighted Average
Range of Exercise       Options at            Remaining         Weighted Average
     Prices         December 31, 1997     Contractual Life       Exercise Price
     ------         -----------------     ----------------       --------------

$5.00 to $7.00           335,288                 8.23                $ 6.03
$12.00 to $13.50          33,250                 7.66                $12.74
    $16.25                10,000                 8.08                $16.25
    $26.50               120,000                 8.40                $26.50
                         -------
$5.00 to $26.50          498,538                 8.23                $11.61
                         =======

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In June 1995, the Company granted immediately exercisable options to purchase 101,250 shares of common stock at $13.50 per share, in exchange for consulting services. During 1997 none of the options were exercised and the remaining 16,500 options remain exercisable at December 31, 1997.

      In August 1995, the Company granted options to a key employee to purchase 90,000 shares of common stock at $12.00 per share which represented the fair market value at the date of grant. The options are exercisable in equal annual amounts over a three year period beginning December 31, 1995.
During 1996 30,000 options were exercised and the remaining 60,000 options were canceled.

      In May 1996, the Company granted options to three key employees of Specialty Bakeries, Inc. to purchase 180,000 shares of common stock at $26.50 per share which represented the fair market value at the date of grant. In 1997 one of the employees left the Company and his options were canceled leaving 120,000 options still open under this grant. The options are exercisable in equal annual amounts over a three year period which began May 1, 1997.

      In May 1997, the Company granted options to a key employee to purchase 100,000 shares of common stock at $5.75 per share which represented the fair market value at the date of grant. The options are exercisable in equal annual amounts over a three year period beginning May 31, 1998.

      In April 1997 certain options originally granted in January 1996 at an exercise price of $18.00 were canceled and reissued at the then market price of $5.50. Employees were given the opportunity to retain the old options or exchange them for the new options. The new options were exercisable in equal annual amounts over a three year period which began April 1, 1997.

      In May 1997 a certain non-employee director was granted options to purchase an aggregate of 30,000 shares of common stock at $5.00 which represented the fair market value at the date of grant. The options are exercisable in equal annual amounts over a three-year period beginning May 16, 1997.

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - FRANCHISE AND LICENSE TRANSACTIONS

      Total franchise and license locations opened during the years ended December 31, 1996 and 1997, were 108 and 69, respectively.

      Franchise locations in operation are as follows:            December 31,
                                                                  ------------
                                                                1996        1997
                                                                ----        ----

Company-owned locations ................................          35          12
Franchisee and joint venture locations .................         258         307
                                                                 ---         ---
Total ..................................................         293         319
                                                                 ===         ===

      During 1997, the Company sold or closed all but twelve Company stores and recorded a write-down of their value. See Note 2 - Non-Recurring Charge and Write-Off of Investment.

      During 1996, the Company repurchased 20 locations, 7 were operated as company stores, while 13 were sold. Gains and/or losses from these sales were not material.

NOTE 17 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:


                                                           DECEMBER 31
                                                    1996               1997
                                                ------------       ------------
Trade payables                                  $  2,003,187       $  2,325,556
Accrued payroll & bonuses                            333,692            233,566
Accrued purchases                                  1,296,768             56,024
Accrued company store expenses                       669,404            150,258
Accrued general and administrative expenses          607,431          1,196,557
Reserve for write downs                            1,444,029          1,294,000
Accrued reorganization expenses                                         221,000
                                                ------------       ------------
                                                $  6,354,511       $  5,476,961
                                                ============       ============


NOTE 18 - SUBSEQUENT EVENTS

      In March 1998, pursuant to an agreement to satisfy and discharge credit documents and terminate area development rights with Ranch 1 Group, Inc. ("Ranch 1"), the Company received a payment in the amount of $1,275,000 plus all accrued and unpaid interest due while retaining its interest in Ranch 1 originally equal to 5%. The monies were paid to the Company's fully secured primary lender in partial settlement of amounts owed by the Company under the Revolving Credit Note.

      The Company has received notification from the Securities and Exchange Commission that the SEC Staff is considering recommending that the SEC institute a civil enforcement action against the Company (but not including any present officer or director of the Company) relating to the filing by the Company of what the Staff believes are inaccurate financial statements for certain prior periods. The Staff and the Company have had discussions regarding the Company's different views on these matters. No action has been commenced by the SEC, nor is the Company able to predict when such an action might be commenced.

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Schedule II                                                                 1997

---------------------------------------------------------------------------------------------------------------
Manhattan Bagel Company
Valuation and Qualifying Accounts
    (Thousands $)

---------------------------------------------------------------------------------------------------------------
                                                                          Additions
                                                             Balance at   Charged to                Balance at
                                                            Beginning of  Costs and                   End of
          Description                                          Period      Expenses      Deductions   Period
---------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1995
---------------------------------------------------------------------------------------------------------------
Deducted from asset account:
---------------------------------------------------------------------------------------------------------------
          Allowance for doubtful accounts                   $              $      10     $         $        10
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1996
---------------------------------------------------------------------------------------------------------------
Deducted from asset account:
---------------------------------------------------------------------------------------------------------------
          Allowance for doubtful accounts                          10            283                       293
---------------------------------------------------------------------------------------------------------------
          Reserve for Construction Cost Receivable                  0             60                        60
---------------------------------------------------------------------------------------------------------------
          Reserve for Franchise Fees                                0            565                       565
---------------------------------------------------------------------------------------------------------------
          Reserve for Area Developer Fees                           0            633                       633
---------------------------------------------------------------------------------------------------------------
          Reserve for Notes Receivable                              0            256                       256
---------------------------------------------------------------------------------------------------------------
          Reserve for Investment in Stores                          0            849                       849
---------------------------------------------------------------------------------------------------------------
          Valuation allowance for deferred taxes                    0          1,923                     1,923
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1997
---------------------------------------------------------------------------------------------------------------
Deducted from asset account:
---------------------------------------------------------------------------------------------------------------
          Allowance for doubtful accounts                         293          2,066                     2,359
---------------------------------------------------------------------------------------------------------------
          Reserve for Construction Cost Receivable                 60          1,800                     1,860
---------------------------------------------------------------------------------------------------------------
          Reserve for Franchise Fees                              565            190                       755
---------------------------------------------------------------------------------------------------------------
          Reserve for Area Developer Fees                         633                                      633
---------------------------------------------------------------------------------------------------------------
          Reserve for Notes Receivable                            256          4,524                     4,780
---------------------------------------------------------------------------------------------------------------
          Reserve for Investment in Stores                        849          5,054            76       5,827
---------------------------------------------------------------------------------------------------------------
          Valuation allowance for deferred taxes                1,923          7,869                     9,792
---------------------------------------------------------------------------------------------------------------

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following table sets forth certain information regarding the Company's directors and executive officers.

   Name                   Age                  Position
------------------------  ---  -------------------------------------------------
Directors and Officers

  Jack Grumet...........   61  Chairman of the Board and Chief Executive Officer

  Jason Gennusa.........   39  President, Chief Operating Officer and Director

  Andrew Gennusa........   32  Executive Vice President and Director

  David Goldsmith.......   58  Vice Chairman

  Jack Levy.............   46  Director

  Julia S. Heckman......   48  Director

  James J. O'Connor.....   53  Chief Financial Officer

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

      David Goldsmith became a director and Vice Chairman of the Board of the Company in April 1996, after serving as a consultant to the Company since December 1995. Mr. Goldsmith's employment with the Company ceased in December 1997. Since that time he has been a business consultant. Prior to joining the Company, from 1973 to 1996, Mr. Goldsmith was President and Chief Executive Officer of Ventec Inc., a food manufacturing and distribution concern.

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

      Julia S. Heckman became a director of the Company in November 1995. Ms. Heckman was a Managing Director with Rodman & Renshaw, Inc.'s Investment Banking Group from April 1995 until March 1998 and had been a Managing Director with Mabon Securities Corp.'s Investment Banking Group since 1991. Prior to joining Mabon Securities Corp., Ms. Heckman was a Managing Director with Paine Webber Group Inc.'s Corporate Finance Group. Ms. Heckman serves as a Director of ATC Environmental Inc., an environmental consulting and engineering firm.

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

Item 11. Executive Compensation.

The following table sets forth information concerning the annual compensation paid by the Company for the fiscal years ended December 31, 1995, 1996 and 1997, respectively, to the Chief Executive Officer and executive officers of the Company whose compensation exceeded $100,000 in 1997.

Summary Compensation Table

                               Annual Compensation
          Name and                                            Annual
      Principal Position                              Year    Salary   Other(1)
---------------------------------------------------   ----    ------   --------
Jack Grumet .......................................   1997   $157,837    --
  Chairman of the Board and Chief Executive Officer   1996   $131,506    --
                                                      1995   $121,880    --

Jason Gennusa .....................................   1997   $132,096    --
  President and Chief Operating Officer ...........   1996   $131,506    --
                                                      1995   $120,358    --

Andrew Gennusa ....................................   1997   $132,096    --
  Executive Vice President ........................   1996   $131,506    --
                                                      1995   $122,084    --

David Goldsmith ...................................   1997   $144,231    --
  Vice Chairman of the Board ......................   1996   $101,614    --

(1) Excludes perquisites and other personal benefits, securities and properties not otherwise categorized as salary or bonuses which in the aggregate as for each of the named persons did not exceed the lesser of either $50,000 or ten percent of the total of annual salary reported for such person.

     The Company entered into five year employment agreements with each of Messrs. Jack Grumet, Jason Gennusa and Andrew Gennusa extending through December 31, 1998. Each such agreement provides for base annual compensation equal to $125,000, plus in the second, third, fourth and fifth years, increases based on increases in the consumer price index capped at ten percent per annum. In addition, each agreement provides for bonus compensation equal to two percent of the Company's net income before taxes. Each of Messrs. Grumet, J. Gennusa and A. Gennusa waived such bonus compensation for 1995. The agreements contain customary provisions regarding benefits and restrictions on competition. As of July 1, 1997 upon the approval of the Board of Directors, Mr. Grumet's annual salary was raised to $185,000.

     Mr. Goldsmith was employed under an arrangement which became effective April 23, 1996 and extended until December 31, 1998 under which he received compensation at the rate of $132,000 during 1996 and $150,000 in 1997 and 1998, plus in each year increases based on increases in the consumer price index capped at 10% per annum. In addition, Mr. Goldsmith was entitled to bonus compensation equal to 2% of the Company's net income before taxes, provided the net income of Manhattan Bagel meets stated amounts. Under the terms of the arrangement, if Mr. Goldsmith's employment was terminated by Manhattan Bagel without cause, he would be entitled to receive six month's base salary and thereafter, during the balance of the term of the agreement, one year's salary. In addition, if Mr. Goldsmith's employment was terminated after a change of control of the Company, Mr. Goldsmith would be entitled to receive eighteen month's base salary, plus the bonus earned to date of termination. Mr. Goldsmith received customary benefits and is restricted in competing with the Company after his employment is terminated. Mr. Goldsmith also has been granted ten year options expiring January 29, 2006 to purchase 130,000 shares of Common Stock at an exercise price of $5.50 per share. Of such options, 30,000 shares were vested on issuance, and the balance vests in three equal annual installments, on January 29, 1997, 1998, and 1999, and subject to the next sentence, unvested amounts will terminate in the event Mr. Goldsmith's employment is terminated. If Mr. Goldsmith is terminated without cause after three months, all unvested options will vest immediately. Such options were granted while Mr. Goldsmith was engaged as a consultant to the Company. Mr. Goldsmith's employment with this Company ceased in December 1997.

     Jack Levy holds an option issued under the Company's 1994 Stock Option Plan to purchase 9,000 shares of Common Stock at an exercise price of $7.00 per share. The right to exercise such option vested in three equal annual installments, commencing January 3, 1996. Jack Levy also holds an option issued under the Company's 1996 Stock Option Plan to purchase 10,000 shares of Common Stock at an exercise price of $16.25 per share. The right to exercise such option vests in three equal annual installments, commencing January 29, 1997.

      Julia S. Heckman holds an option granted to her to purchase 30,000 shares of Common Stock at an exercise price of $5.00 per share. The option vests in three equal annual installments, commencing May 16, 1997.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

    The Company's executive officers and directors are required under the Securities Exchange Act of 1934 to file reports of ownership and changes in beneficial ownership of the Company's Common Stock. Based solely on a review of the copies of reports furnished to the Company and written representations that no Forms 5 were required, the Company believes that during 1996 all filing requirements applicable to executive officers and directors were complied with.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

The following table sets forth certain information as of, regarding the beneficial ownership of the Company's Common Stock by (i) all persons known by the Company to beneficially own more than five percent of the Company's Common Stock, (ii) each director and officer of the Company, and (iii) all directors and officers as a group.

                             Percent of Outstanding
                                   Stock Owned

                                                          Amount and
                                                          Nature of
                                                          Beneficial  Percentage
                                                          Ownership   of Class
     Name and Address of Beneficial Owners                   (1)
-----------------------------------------------------     ----------  ----------
Jack Grumet (2)(3)(4) ...............................       595,900      7.9%
Jason Gennusa (2)(5) ................................       700,000      9.3%
Andrew Gennusa (2)(6) ...............................       700,000      9.3%
David Goldsmith (2)(7) ..............................        96,666        *
James J. O'Connor (2) ...............................            --       --
Julia S. Heckman(2) .................................            --       --
Jack Levy (8) .......................................        15,767        *
     750 Lexington Avenue,
     8th Floor
     New York, New York 10022
Grumet Partners, L.P. (3) ...........................       465,668      6.2%
     19 Seven Oaks Drive
     Holmdel, New Jersey 07733
All executive officers and directors as a group
 (7 persons) ........................................     2,108,333     28.0%

----------

      * less than 1%

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and sole investment power with respect to all shares of Common Stock beneficially owned by such person.

(2) The address of each of Jack Grumet, David Goldsmith, Jason Gennusa, Andrew Gennusa, James J. O'Connor, and Julia S. Heckman is c/o Manhattan Bagel Company, Inc., 246 Industrial Way West, Eatontown, New Jersey 07724.

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

(7) Includes 96,333 shares of Common Stock issuable upon exercise of currently exercisable options. Does not include 33,334 shares of Common Stock issuable upon the exercise of options vesting on January 29, 1999.

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

Item 13. Certain Relationships and Related Transactions.

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

Item 14. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-k.

                  (a)(1)Consolidated Financial Statements

                        The  following  consolidated  financial  statements   of
                        Manhattan Bagel Company, Inc. and Subsidiaries are included:

                        Consolidated Balance Sheets as of December 31, 1996 and 1997

                        Consolidated Statements of Operations for the Years Ended December 31, 1995, 1996 and 1997

                        Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1995, 1996 and 1997

                        Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1996 and 1997

                        Notes to Consolidated Financial Statements

                  (a)(2)Financial Statement Schedules

                        The following consolidated financial statement schedule of Manhattan Bagel Company, Inc. and subsidiaries is included in Item 14(a):

                           Schedule II Valuation and qualifying accounts

                        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                  (a)(3)The following exhibits are filed as part of this report.

Reference to:     No.   Exhibits
-------------     ---   --------

Exhibit 3.1[1]    3.1   Restated Certificate of Incorporation of the Registrant

Exhibit 3.2[5]    3.2   Amendment to Restated Certificate of Incorporation of
                        the Registrant

Exhibit 3.21      3.21  Amendment to Restated Certificate of Incorporation of
                        the Registrant

Exhibit 3.3[8]    3.3   By-Laws of the Registrant

Exhibit 10.1[1]   10.1  Employment Agreement dated as of January 1, 1994 between the Registrant and Jack Grumet**

Exhibit 10.2[1]   10.2  Employment Agreement dated as of January 1, 1994 between the Registrant and Jason Gennusa**

Exhibit 10.3[1]   10.3  Employment Agreement dated as of January 1, 1994 between the Registrant and Andrew Gennusa**

Exhibit 10.6[1]   10.4  Form of Registrant's Master Franchise Agreement

Exhibit 10.7[1]   10.5  Master Lease Agreement No. 00000562 dated as of August
                        27, 1992, between the Registrant and Society Equipment Leasing Company.

Exhibit 10.8[1]   10.6  Lease Agreement dated as of September 30, 1992 between
                        Hecon Properties, Inc. and the Registrant for executive offices of the Registrant.

Exhibit 10.9[1]   10.7  Form of Sublease Agreement between the Registrant and individual franchisees

Exhibit 10.10[1]  10.8  1994 Stock Option Plan**

Exhibit 10.14[2]  10.9  Employment Agreement dated as of December 29, 1994 between the Registrant and Fred Austin**

Exhibit 10.15[2]  10.10 Office lease dated January 12, 1995 between the
                        Registrant and MBL Life Assurance Corporation for executive office and manufacturing facility of the Registrant, and Amendment thereto dated March 6, 1995.

Exhibit 10.15.1 Second Amendment to Office Lease, dated May 6, 1996, between the Registrant and MBC Life Assurance Corporation (for the lease of an additional 30,600 square feet of space).*

Exhibit 10.15.2 Third Amendment to Office Lease, dated March 4, 1997, between the Registrant and Townsend Property Trust Limited Partnership (as successor-in-interest to MBL Life Assurance Corporation).*

Exhibit 10.15.3 Fourth Amendment to Office Lease, dated March 5, 1997, between the Registrant and Townsend Property Trust Limited Partnership (as successor- in interest to MBL Life Assurance Corporation).*

Exhibit 10.16[3]  10.11 Agreement and Plan of Merger dated as of May 10, 1995 and Amendments No. 1 and thereto dated as of June 29, 1995 by and among the Registrant, DAB Acquisition Corp., DAB Industries, Inc. and Allan Boren.**

Exhibit 10.17[4]  10.12 Bond Agreement between New Jersey Economic Development
                        Authority and the Registrant dated as of October 1, 1995

Exhibit 10.18[4]  10.13 Letter of Credit and Reimbursement Agreement between
                        First Fidelity Bank, N.A. and the Registrant.

Exhibit 10.19[5]  10.14 Agreement and Plan of Merger dated as of November 21,
                        1995 by and among the Registrant, BAB Acquisition Corp., Bay Area Bagel, Inc., Gary Goldstein and Scott Kronenberg.

Exhibit 10.20[6]  10.15 Agreement dated as of January 17, 1996 by and among BMR
                        Bagel Co., Inc., Another Bagel Co., Inc., ETR Bagel Co., Inc., Jeff M. Refold and Jay Refold, and I. & J. Bagel Co., Inc.

Exhibit 10.21[7]  10.16 Agreement and Plan of Merger, dated as of May 22, 1996, by and among SBI Acquisition Corp., Specialty Bakeries, Inc., Rocco Fiorentino, John Gerber, and Frank Guglielmo.

Exhibit 10.22[8]  10.17 Settlement Agreement dated as of February 26, 1996 between the Registrant and Allan Boren.

Exhibit 10.23[9]  10.18 1996 Stock Option Plan **

Exhibit 21              Subsidiaries of the Registrant.*

Exhibit 23.1            Consent of Ernst & Young LLP.*

Exhibit 23.2            Consent of Rainer & Company.*

Exhibit 27              Financial Data Schedule.*

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

  (b) There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:                               Manhattan Bagel Company, Inc.
                                    (Registrant)

                                    By: /s/ Jack Grumet
                                       ---------------------------
                                    Jack Grumet
                                    Chairman of the Board
                                    and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and the dates indicated.

Signature and Title                       Date
-------------------                       ----


S/N Jack Grumet                           May 19, 1998
----------------------------------
Jack Grumet
Chairman of the Board
 and Chief Executive Officer


S/N Jason Gennusa                         May 19, 1998
----------------------------------
Jason Gennusa
President and Chief Operating
 Officer and Director


S/N Andrew Gennusa                        May 19, 1998
----------------------------------
Andrew Gennusa
Vice President and Director


S/N James J. O'Connor                     May 19, 1998
----------------------------------
James J. O'Connor
 Chief Financial Officer


S/N Walter R. Cruickshank                 May 19, 1998
----------------------------------
Walter R. Cruickshank
 Chief Accounting Officer


S/N Jack Levy                             May 19, 1998
----------------------------------
Jack Levy
Director



----------------------------------
David Goldsmith
Vice Chairman and Director



----------------------------------
Julia S. Heckman
Director