Form 10-Q
period 1998-03-31
MANHATTAN BAGEL CO INC
filed 1998-05-20
CIK 914565

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO___

             APPLICABLE ONLY TO REGISTRANTS INVOLVED  IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ___ NO___



NUMBER OF SHARES OF COMMON  STOCK,  NO PAR VALUE,  OUTSTANDING  AT MAY 14, 1998:
7,535,572.

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES


                                      INDEX

                                                                        Page No.
                                                                        --------

                   Special Note Regarding Forward-Looking Statements       -2-

Part I             Financial information
                   ---------------------

         Item 1.   Financial Statements

                   Consolidated Balance Sheets - December 31, 1997
                   and March 31, 1998                                      -3-

                   Consolidated Statements of Operations -
                   Three months ended March 31, 1997 and 1998              -4-

                   Consolidated  Statements  of Cash Flows-Three months
                   ended March 31, 1997 and 1998                           -5-

                   Notes to Consolidated Financial Statements              6-7

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          8-11

Part II            Other Information
                   -----------------

         Item 6.   Exhibits and Reports on Form 8-K                       -12-

                   Signatures                                             -13-

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this Quarterly Report on Form 10-Q, particularly under Items 1-3, constitute "forward-looking statements" within the meaning of
Section  21 of  the  Securities  Exchange  Act  of  1934.  Such  forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of Manhattan Bagel Company, Inc. ("the Company") to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.

      The Company, filed for protection under Chapter 11 of the Federal Bankruptcy Code in November 1997 and is operating as a debtor-in-possession. The Company's success is highly dependent on its ability to structure and implement a plan of reorganization and to emerge from the Chapter 11 proceedings.

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

                          MANHATTAN BAGEL COMPANY, INC.
                                AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION
                           CONSOLIDATED BALANCE SHEETS


                                                                               December 31,     March 31,
                                                                                  1997            1998
                                                                                  ---             ----
                                                                                              (UNAUDITED)
     ASSETS
Current assets:
    Cash and cash equivalents                                                 $  2,802,396    $  3,112,025
    Accounts receivable, net of allowance for doubtful accounts
           of $2,359,454                                                         1,602,346       1,444,919
    Construction costs receivable, net of allowance for doubtful accounts
           of $1,859,961                                                                --              --
    Franchise fee receivable area developers, net of allowance of $755,180         129,555         124,555
    Inventories                                                                    995,007       1,118,159
    Current maturities of notes receivable, net of reserve of $241,736             642,941         644,926
    Current maturities of notes receivable - affiliates                          1,275,000               0
    Income taxes receivable                                                        151,357          25,560
    Prepaid expenses and other current assets                                      286,306          59,894
                                                                              ------------    ------------

           Total current assets                                                  7,884,908       6,530,038
                                                                              ------------    ------------

Property and equipment, net of accumulated depreciation of $3,772,464
    and $3,991,425, respectively                                                12,892,070      12,584,119
                                                                              ------------    ------------

Other assets:
    Accounts receivable, long term                                                 470,374         470,374
    Franchise fee receivable area developers, long term, net of allowance
           of $633,019                                                             200,000         200,000
    Notes receivable, net of current maturities and a reserve of $4,538,465      6,129,878       6,083,433
    Security deposits                                                              911,134         977,624
    Investment in stores, net of reserve of $5,826,923                           1,193,142       1,193,142
    Other assets                                                                   409,082         409,082
                                                                              ------------    ------------

           Total assets                                                        $30,090,588     $28,447,812
                                                                              ============    ============


           LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities not subject to settlement:
Current liabilities:
    Current maturities of capital lease obligations                           $     14,618    $     14,618
    Accounts payable and accrued expenses                                        5,476,961       5,779,961
    Unearned franchise fee income                                                   57,500          61,167
    Franchise deposits                                                             122,576         122,576
                                                                              ------------    ------------

           Total current liabilities                                             5,671,655       5,978,322
                                                                              ------------    ------------

Other liabilities:
    Capital lease obligations, net of current maturities                            19,180          19,180
    Security deposits                                                              490,853         490,853
    Other liabilities                                                               79,636          79,636
                                                                              ------------    ------------
           Total other liabilities                                                 589,669         589,669
                                                                              ------------    ------------

Commitments and contingencies

Liabilities subject to settlement:
    Long-term debt                                                               6,753,218       5,183,017
    Capital lease obligations                                                      408,884         362,505
    Accounts payable                                                             6,375,724       6,441,197
                                                                              ------------    ------------

           Total liabilities subject to settlement                              13,537,826      11,986,719
                                                                              ------------    ------------

Stockholders' equity:
    Preferred stock, 2,000,000 shares authorized,
           no shares issued or outstanding                                              --              --
    Common stock, no par value, 25,000,000 shares
           authorized, 7,535,572  shares issued and outstanding                 41,104,828      41,104,828
    Accumulated deficit                                                        (30,813,390)    (31,211,726)
                                                                              ------------    ------------

           Total stockholders' equity                                           10,291,438       9,893,102
                                                                              ------------    ------------

           Total liabilities and stockholders' equity                          $30,090,588     $28,447,812
                                                                              ============    ============

           See accompanying notes to consolidated financial statements

                         MANHATTAN BAGEL COMPANY, INC.
                                AND SUBSIDIARIES
                              Debtor-in-Possession
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                For the Three Months Ended
                                                        March 31,
                                                        ---------
                                                   1997            1998
                                                   ----            ----
                                                (UNAUDITED)     (UNAUDITED)
Revenues

   Product sales                                $ 7,638,616    $ 6,986,541
   Franchise & license related revenue            2,213,464        699,153
                                                -----------    -----------
              Total revenue                       9,852,080      7,685,694
                                                -----------    -----------

Expenses

   Cost of goods sold                             5,210,909      5,478,592
   Selling, general & administrative expenses     4,824,977      2,109,478
   Other income                                    (123,867)      (134,132)
   Interest income                                 (298,925)      (106,391)
   Interest expense                                 177,174        127,578
                                                -----------    -----------
              Total expenses                      9,790,268      7,475,125
                                                -----------    -----------

Income before reorganization expenses
          and Income taxes                           61,812        210,569

Reorganization expenses

   Administrative expense                                 0        116,325
   Professional fees                                      0        492,581
                                                -----------    -----------
              Total reorganization expense                0        608,906

Income (loss) before income taxes                    61,812       (398,337)
Income taxes                                              0              0
                                                -----------    -----------
Net income (loss)                                   $61,812      ($398,337)
                                                ===========    ===========
Basic net income (loss) per share                     $0.01         ($0.05)
                                                ===========    ===========
Diluted net income (loss) per share                   $0.01         ($0.05)
                                                ===========    ===========
Weighted average common shares
  outstanding - basis                             7,492,740      7,535,572
                                                ===========    ===========
Weighted average common shares
  outstanding - diluted                           7,520,458      7,535,572
                                                ===========    ===========

           See accompanying notes to consolidated financial statements

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the Three Months Ended March 31,
                                                                             1997         1998
                                                                            ------       ------
                                                                         (UNAUDITED)   (UNAUDITED)
Cash (used in) provided by operating activities                          ($1,014,801)   $   717,930
                                                                         -----------    -----------
Cash flows from investing activities:

      Payments for the purchase of property and equipment                 (2,239,303)      (111,181)
      (Purchase)  / sale of marketable securities, net                     1,358,733              0
      Decrease in notes receivable-related parties                                 0      1,275,000
      Other net cash provided by / (used in) investing activities           (855,801)        44,460
                                                                         -----------    -----------

                   Net cash (used in) provided by investing activities    (1,736,371)     1,208,279
                                                                         -----------    -----------

Cash flows from financing activities:

      Proceeds from debt issuance                                          2,920,000              0
      Principal payments on long term debt and capital leases                      0     (1,616,580)
      Proceeds from the exercise of stock options                             60,000              0
      Other net cash provided by / (used in) financing activities           (441,761)             0
                                                                         -----------    -----------

                   Net cash provided by (used in) financing activities     2,538,239     (1,616,580)
                                                                         -----------    -----------

Net (decrease) increase in cash and cash equivalents                        (212,933)       309,629
Cash and cash equivalents-beginning of period                              1,619,494      2,802,396
                                                                         -----------    -----------
Cash and cash equivalents-end of period                                  $ 1,406,561    $ 3,112,025
                                                                         ===========    ===========

           See accompanying notes to consolidated financial statements

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

      The financial information in this report should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K, for the year ended December 31, 1997.

      In the opinion of management, the accompanying financial statements include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

      The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business despite the filing by the Company for reorganization under Chapter 11 of the Federal Bankruptcy Act.

      Certain March 31, 1997 balances have been reclassified to conform with the March 31, 1998 presentation.

NOTE 2 - INVENTORIES
         -----------

                         December 31, 1997      March 31, 1998
                         -----------------      --------------

Raw materials                   $  389,207          $  672,755
Finished Goods                     605,800             445,404
                                ----------          ----------
                                $  995,007          $1,118,159
                                ==========          ==========

NOTE 3 - NET INCOME (LOSS) PER COMMON SHARE
         ----------------------------------

      During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128), which specifies the method of computation, presentation and disclosure for earnings per share ("EPS"). SFAS 128 requires the presentation of two EPS amounts, basic and diluted. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic net income loss per share is based upon the weighted average Common Stock outstanding during each year.

 NOTE 4 - CONTINGENCIES
          -------------

      The Company is involved in various pending legal proceedings. The adverse outcome of any of these legal proceedings is not expected to have a material adverse effect on the financial condition of the company. It is the company's expectation that each of these claims will be disposed of as part of the plan of reorganization to be filed in the Company's Chapter 11 Case.

      The franchisee financing facilities that the Company had in place with Atlantic Financial Services, Sun Trust Credit Corp. and Global Alliance Finance Company, LLC have all been terminated. The Company's contingent liability at March 31, 1998 amounted to $2,129,914 and $1,580,008 under the terms of the Atlantic Financial Services and Sun Trust Credit Corp. agreements, respectively. The ultimate amount of such liability, if any, and settlement thereof is subject to adjustment based on the finalization of a Plan of Reorganization under the Chapter 11 proceedings.

      Under the Chapter 11 proceeding, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on, events that occurred on or before the petition date. The ultimate terms of settlement of these claims will be determined in accordance with a plan of reorganization which requires the approval of the impaired prepetition creditors and shareholders and confirmation by the Bankruptcy Court. Other liabilities may arise or be subject to compromise, as a result of rejection of executory contracts and unexpired leases, or the Bankruptcy court's resolution of claims for contingencies and other disputed amounts. The ultimate resolution of such liabilities, all of which are subject to compromise, will be part of a plan of reorganization.

      The Company has received notification from the Securities and Exchange Commission that the SEC Staff is considering recommending that the SEC institute a civil enforcement action against the Company (but not including any present officer or director of the Company) relating to the filing by the Company of what the Staff believes are inaccurate financial statements for certain prior periods. The Staff and the Company have had discussions regarding the Company's differing views on these matters. No action has been commenced by the SEC and the Company is unable to predict if or when such an action might be commenced.

NOTE (5)--IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
          ----------------------------------------------
      On January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS No. 130) "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components and is applied to all enterprises. The adoption of SFAS No. 130 had no impact on the Company's consolidated results of operations, financial position or cash flows.

ITEM 2 -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF RESULTS OF  OPERATIONS  AND
          ----------------------------------------------------------------------
          FINANCIAL CONDITION.
          --------------------

      On November 19, 1997, Manhattan Bagel Company, Inc. and on December 31, 1997, I & J Bagel, Inc. filed voluntary petitions in the United States Bankruptcy Court for the district of New Jersey (the "Bankruptcy Court") seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under federal bankruptcy law are stayed while the Company continues business operations as debtor-in-possession. These claims are reflected in the accompanying consolidated balance sheet as "liabilities subject to settlement." In addition, the filing of a voluntary petition under Chapter 11 was an event of default under certain of the Company's loan agreements.

      The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles applicable to a company on a "going concern" basis, which, except as otherwise noted, contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the Chapter 11 proceedings, and circumstances relating to this event, including the Company's debt structure, its operating losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainties. The Company experienced a substantial net loss in 1997. During the Chapter 11 proceedings, the Company has incurred and will continue to incur substantial reorganization costs. The Company's ability to continue as a going concern is dependent upon the confirmation of a plan of reorganization by the Bankruptcy Court, the ability to secure adequate exit financing, combined with the achievement of profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. See the qualification regarding the Company's ability to continue as a going concern in the Independent Auditors report included in the 1997 Form 10-K Report.

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

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

      In the first quarter of 1998 the Company generated net income before reorganization expenses of $210,569 as compared to net income of $61,812 in the same period of the prior year. The net loss for the period was $398,337 as compared to net income of $61,812 in the same period of the prior year. The loss in 1998 was attributable to reorganization expenses and other factors which the Company believes impacts the comparability of results. These items are discussed below.


      REVENUES. Total revenues of the Company for the three months ended March 31, 1998 were $7,685,694 as compared to total revenues of $9,852,080 for the three months ended March 31, 1997, a $2,166,386 or 22.0% decrease over the three months of the prior year. Product sales decreased $652,075 resulting from the decrease in the number of Company stores. The decrease in franchise and license related revenues is primarily attributable to the decreases in area developer fees of $1,000,000 and franchise fees of $290,546. In addition ongoing royalties decreased
$223,765. The Company's revenues are primarily derived from (i) the sale of frozen raw bagel dough and cheese spreads to franchisees and licensees, (ii) retail and wholesale sale of products by the Company-owned stores, and (iii) royalties, franchise and license fees, including master franchise fees, and area development fees. The percentage of revenues derived from product sales to total sales for the three months ended March 31, 1998 was 90.9% as compared to 77.5% for the comparable 1997 period.

      COSTS OF GOODS SOLD. Cost of goods sold for the three months ended March 31, 1998 increased 5.1% to $5,478,592 as compared to $5,210,909 for the three months ended March 31, 1997. This increase is attributable to increases in raw material and factory overhead costs related to factory sales offset in part by decreases in material due to a decrease in Company store sales. The decrease in Company store retail revenue also negatively impacted cost of goods sold as a percentage of sales which increased to 78.4% of sales for the three months ended March 31, 1998 compared to 68.2% of sales for the three months ended March 31, 1997. Increased costs were incurred in 1998 in the distribution of the Company's products due to the geographic expansion of the territory that the Company is servicing.


      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative as a percentage of total revenues, was 27.4% for the three months ended March 31, 1998 as compared to 49.0% for the three months ended March 31, 1997. Total expenses decreased 56.3% to $2,109,478 for the three months ended March 31, 1998, compared with $4,824,977 for the three months ended March 31, 1997. The decrease in percent and absolute dollars is a result of the closing of Company-owned stores, the cost reduction steps taken by the Company in the fourth quarter of 1997 and the decrease in legal expenses as a result of the stay of legal proceedings against the Company under the Chapter 11 filing.


      OTHER INCOME. Other income for the three months ended March 31, 1998 was $134,132 compared to $123,867 for the three months ended March 31, 1997, an increase of $10,265.

      INTEREST INCOME. Interest income for the three months ended March 31, 1998 was $106,391 compared to $298,925 for the three months ended March 31, 1997. The decrease of $192,534 was primarily due to the sale of the Company's marketable securities.


      INTEREST EXPENSE. Interest expense decreased from $177,174 for the three months ended March 31, 1997 to $127,578 for the three months ended March 31, 1998. The $49,596 decrease was primarily due to a decrease in debt.

      INCOME BEFORE REORGANIZATION EXPENSES AND INCOME TAXES. Income before reorganization expenses and provision for income taxes for the three months ended March 31, 1998 was $210,569, compared with $61,812 for the three months ended March 31, 1997. This increase is attributable to the factors discussed above.

      REORGANIZATION EXPENSES. Reorganization expenses for the three months ended March 31, 1998 are expenses incurred a as result of the Company filing a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Act. Such expenses include fees for the attorneys and accountants for both the Company and the creditors.

      INCOME TAX. There is no benefit for income taxes for the three months ended March 31, 1998 and 1997. A benefit for income taxes has not been recorded for the either quarter because a valuation allowance has been recorded against the Company's operating losses.

      NET INCOME LOSS. The Company generated a net loss of $398,337 ($.05 per share) for the three months ended March 31, 1998, as compared to a net income of $61,812 ($.01 per share) for the three months ended March 31, 1997 as a result of the factors discussed above.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginnings after December 15, 1997. The Company will adopt the new requirements in conjunction with its 1998 Form 10-K. The adoption of SFAS No. 131 will have no significant impact on the Company's financial reporting.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has no liquidity and capital resources except for the cash collateral being provided by its primary lender which has a security interest in all assets of the Company. The Company is using cash collateral in accordance with a budget approved by the primary lender and the Bankruptcy Court. The Company has no liquidity through any other source and no other debtor in possession financing.

      The franchisee financing facilities that the Company had in place with Atlantic Financial Services, Sun Trust Credit Corp. and Global Alliance Finance Company, LLC have all been terminated. The Company's contingent liability at March 31, 1998 amounted to $2,129,914 and $1,580,008 under the terms of the Atlantic Financial Services and Sun Trust Credit Corp. agreements, respectively. The ultimate amount of such liability, if any, and settlement thereof is subject to adjustment based on the finalization of a Plan of Reorganization under the Chapter 11 proceedings.

      Under the Chapter 11 proceeding, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on, events that occurred on or before the petition date. The ultimate terms of settlement of these claims will be determined in accordance with a plan of reorganization which requires the approval of the impaired prepetition creditors and shareholders and confirmation by the Bankruptcy Court. Other liabilities may arise or be subject to compromise, as a result of rejection of executory contracts and unexpired leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. The ultimate resolution of such liabilities, all of which are subject to compromise, will be part of a plan of reorganization.

      Inherent in a successful plan of reorganization is a capital structure which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the reorganized Company. Under the Bankruptcy Code, the rights of and ultimate payment to prepetition creditors may be substantially altered and, as to some classes, eliminated. At this time, the Company cannot predict the outcome of the Chapter 11 filing, in general, or its affect on the future business of the Company or on the ultimate interests of creditors or shareholders.

      The Company's net increase in cash and cash equivalents for the three months ended March 31, 1998 amounted to $309,629.

      Net cash provided by operating activities amounted to $717,930. It is primarily composed of the net loss for the period $(398,337) offset by non-cash charges for depreciation and amortization $419,132, the provision for reorganization expenses in excess of payments $395,327, and the net change in other operating assets and liabilities $301,808.

      Net cash provided by investing activities amounted to $1,208,279 and consisted primarily of repayment of a note receivable from a related party.

      Net cash used in financing activities amounted to $1,616,580 and consisted primarily of repayments under the Company's various loan agreements and the repayment of obligations incurred under capital leases.

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

                           PART II - OTHER INFORMATION

ITEM 5-  OTHER INFORMATION.
         ------------------


ITEM 6-  EXHIBITS & REPORTS ON FORM 8-K.
         -------------------------------

None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MANHATTAN BAGEL COMPANY, INC.

Dated:    May 20, 1998                        By:
                                                 -----------------------
                                              Jack Grumet,
                                              Chairman of the Board and
                                              Chief Executive Officer



Dated:    May 20, 1998                        By:
                                                 -----------------------
                                              James J. O'Connor
                                              Chief Financial Officer