Form 10-Q
period 1998-06-30
MANHATTAN BAGEL CO INC
filed 1998-08-14
CIK 914565

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes___ No X

Number of shares of Common Stock,  no par value,  outstanding at August 7, 1998:
7,535,572.

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE NO.

                   Special Note Regarding Forward-Looking Statements        2

Part I             FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Consolidated Balance Sheets - December 31, 1997
                   and June 30, 1998                                        3

                   Consolidated Statements of Operations -
                   Three and six months ended June 30, 1997 and 1998        4

                   Consolidated Statements of Cash Flows -
                   Six months ended June 30, 1997 and 1998                  5

                   Notes to Consolidated Financial Statements               6-8

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            9-14



Part II            OTHER INFORMATION                                        15

         Item 6.   Exhibits and Reports on Form 8-K                         15

                   Signatures                                               16

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Quarterly Report on Form 10-Q, particularly under Items 1-2, constitute "forward-looking statements" within the meaning of
Section  21 of  the  Securities  Exchange  Act  of  1934.  Such  forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of Manhattan Bagel Company, Inc. ("the Company") to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.

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

          The Company's future results may also be negatively impacted by the future cost of the key ingredients for its frozen bagel dough, cheese spreads, toppings and additional items.

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

                          MANHATTAN BAGEL COMPANY, INC.
                                AND SUBSIDIARIES

                              DEBTOR-IN-POSSESSION
                           CONSOLIDATED BALANCE SHEETS


                                                                                 DECEMBER 31,       JUNE 30,
                                                                                    1997             1998
                                                                                    ----             ----
                                                                                                 (UNAUDITED)
            ASSETS
Current assets:
      Cash and cash equivalents                                                 $  2,802,396    $  3,742,366
      Accounts receivable, net                                                     1,602,346       1,504,532
      Construction costs receivable, net                                                --              --
      Franchise fee receivable area developers, net                                  129,555         239,914
      Inventories                                                                    995,007       1,198,280
      Current maturities of notes receivable, net                                    642,941         661,750
      Current maturities of notes receivable - affiliates                          1,275,000               0
      Income taxes receivable                                                        151,357          37,760
      Prepaid expenses and other current assets                                      286,306         345,728
                                                                                ------------    ------------
            Total current assets                                                   7,884,908       7,730,330
                                                                                ------------    ------------

Property and equipment, net                                                       12,892,070      12,115,486
                                                                                ------------    ------------

Other assets:
      Accounts receivable, long term                                                 470,374         470,374
      Franchise fee receivable area developers, long term, net                       200,000         200,000
      Notes receivable, long term, net                                             6,129,878       6,318,192
      Security deposits                                                              911,134         982,964
      Investment in stores, net                                                    1,193,142       1,088,959
      Other assets                                                                   409,082         409,082
                                                                                ------------    ------------
            Total assets                                                        $ 30,090,588    $ 29,315,387
                                                                                ============    ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities not subject to settlement:
Current liabilities:
      Current maturities of capital lease obligations                           $     14,618    $     14,618
      Accounts payable and accrued expenses                                        3,386,961       4,979,771
      Unearned franchise fee income                                                   57,500         207,501
      Franchise deposits                                                             122,576         170,833
                                                                                ------------    ------------
            Total current liabilities                                              3,581,655       5,372,723
                                                                                ------------    ------------
Other liabilities:
      Capital lease obligations, net of current maturities                            19,180          19,180
      Security deposits                                                              490,853         488,928
      Other liabilities                                                               79,636          79,636
                                                                                ------------    ------------
            Total other liabilities                                                  589,669         587,744
                                                                                ------------    ------------
Commitments and contingencies
Liabilities subject to settlement:
      Long-term debt                                                               6,753,218       5,154,770
      Capital lease obligations                                                      408,884         320,732
      Accounts payable and accrued expenses                                        8,465,724       8,485,297
                                                                                ------------    ------------
            Total liabilities subject to settlement                               15,627,826      13,960,799
                                                                                ------------    ------------
Stockholders' equity:
      Preferred stock, 2,000,000 shares authorized,
            no shares issued or outstanding                                             --              --
      Common stock, no par value, 25,000,000 shares
            authorized, 7,535,572  shares issued and outstanding                  41,104,828      41,104,828
      Accumulated deficit                                                        (30,813,390)    (31,710,707)
                                                                                ------------    ------------
            Total stockholders' equity                                            10,291,438       9,394,121
                                                                                ------------    ------------
            Total liabilities and stockholders' equity                          $ 30,090,588    $ 29,315,387
                                                                                ============    ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MANHATTAN BAGEL COMPANY, INC.
                                AND SUBSIDIARIES

                              DEBTOR-IN-POSSESSION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                                     JUNE 30,                     JUNE 30,
                                                              1997           1998            1997            1998
                                                              ----           ----            ----            ----
                                                          (UNAUDITED)    (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
Revenues
      Product sales                                        $9,511,811     $7,364,840     $17,150,427     $14,351,381
      Franchise & license related revenue                   2,085,773        613,493       4,299,237       1,312,646
                                                         ------------    -----------    ------------    ------------
                  Total revenue                            11,597,584      7,978,333      21,449,664      15,664,027
                                                         ------------    -----------    ------------    ------------
Expenses
      Cost of goods sold                                    7,066,244      5,693,513      12,277,152      11,172,105
      Selling, general & administrative expenses            4,613,905      1,981,795       9,375,214       4,091,274
      Other income                                            (28,868)        (1,983)        (89,067)       (136,115)
      Interest income                                        (362,982)       (57,610)       (661,907)       (164,001)
      Interest expense                                        223,317         81,182         400,491         208,760
                                                         ------------    -----------    ------------    ------------
                  Total expenses                           11,511,616      7,696,897      21,301,883      15,172,023
                                                         ------------    -----------    ------------    ------------
Income before reorganization expenses and income taxes         85,968        281,436         147,781         492,004
Reorganization expenses
      Adminitrative expense                                         0         60,019               0         176,344
      Professional fees                                             0        720,397               0       1,212,978
                                                         ------------    -----------    ------------    ------------
                  Total reorganization expense                      0        780,416               0       1,389,322
Income (loss) before income taxes                              85,968       (498,980)        147,781        (897,318)
Income taxes                                                        0              0               0               0
                                                         ------------    -----------    ------------    ------------
Net income (loss)                                             $85,968      ($498,980)       $147,781       ($897,318)
                                                         ============    ===========    ============    ============
Basic net income (loss) per share                               $0.01         ($0.07)          $0.02          ($0.12)
                                                         ============    ===========    ============    ============
Diluted net income (loss) per share                             $0.01         ($0.07)          $0.02          ($0.12)
                                                         ============    ===========    ============    ============
Weighted average common shares outstanding - basic          7,583,704      7,535,572       7,572,364       7,535,572
                                                         ============    ===========    ============    ============
Weighted average common shares outstanding - diluted        7,651,548      7,535,572       7,667,926       7,535,572
                                                         ============    ===========    ============    ============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                              Debtor-in-Possession
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                                                              1997           1998
                                                                              ----           ----
                                                                          (UNAUDITED)    (UNAUDITED)
Cash (used in) provided by operating activities                            ($381,803)    $1,613,814
                                                                         -----------    -----------
Cash flows from investing activities:
      Payments for the purchase of property and equipment, net            (4,884,479)       (55,121)
      Proceeds from the sale of marketable securities, net                 4,112,173              0
      Increase in notes receivable                                        (2,654,417)             0
      Decrease in notes receivable - related parties                               0      1,275,000
      Other net cash provided by / (used in) investing activities                161       (207,123)
                                                                         -----------    -----------
                   Net cash (used in) provided by investing activities    (3,426,562)     1,012,756
                                                                         -----------    -----------
Cash flows from financing activities:
      Proceeds from debt issuance                                          2,920,000              0
      Principal payments on long term debt and capital leases                      0     (1,686,600)
      Proceeds from the exercise of stock options                            145,000              0
      Other net cash used in financing activities                           (300,592)             0
                                                                         -----------    -----------
                   Net cash provided by (used in) financing activities     2,764,408     (1,686,600)
                                                                         -----------    -----------
Net (decrease) increase in cash and cash equivalents                      (1,043,957)       939,970
Cash and cash equivalents-beginning of period                              1,619,494      2,802,396
                                                                         -----------    -----------
Cash and cash equivalents-end of period                                     $575,537     $3,742,366
                                                                         ===========    ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                              Debtor-in-Possession
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The financial information in this report should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K, for the year ended December 31, 1997.

         In the opinion of management, the accompanying financial statements include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business despite the filing by the Company for reorganization under Chapter 11 of the Federal Bankruptcy Act.

         Certain June 30, 1997 balances have been reclassified to conform with the June 30, 1998 presentation. Additionally, the Company has reclassified certain accounts payable and accrued expenses included in current liabilities at December 31, 1997 to liabilities subject to settlement.

NOTE 2 - CASH AND CASH EQUIVALENTS

         At June 30, 1998 approximately $602,000 related to the advertising fund which the Company maintains and administers to advertise and promote the stores and the system is included in cash and cash equivalents as compared with approximately $317,000 at December 31, 1997.

NOTE 3 - INVENTORIES

                               December 31, 1997                   June 30, 1998
                               -----------------                   -------------
Raw materials                           $389,207                        $462,615
Finished Goods                           605,800                         735,665
                                        --------                      ----------
                                        $995,007                      $1,198,280
                                        ========                      ==========

NOTE 4 - NET INCOME/LOSS PER COMMON SHARE

         During the fourth quarter of 1997, The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128), which specifies the method of computation, presentation and disclosure for earnings per share ("EPS"). SFAS 128 requires the presentation of two EPS amounts, basic and diluted. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic net loss per share is based upon the weighted average Common Shares outstanding during each period.

NOTE 5 - CONTINGENCIES

         The Company is involved in various pending legal proceedings. The adverse outcome of any of these legal proceedings is not expected to have a material adverse effect on the financial condition of the Company. It is the Company's expectation that each of these claims will be disposed of as part of the plan of reorganization to be filed in the Company's Chapter 11 Case.

         The franchisee financing facilities that the Company had in place with Atlantic Financial Services and Sun Trust Credit Corp. have all been terminated. The Company's contingent liability at June 30, 1998 amounted to $2,127,825 and $1,525,363 under the terms of the Atlantic Financial Services and Sun Trust Credit Corp. agreements, respectively. The ultimate amount of such liability, if any, and settlement thereof is subject to adjustment based on the finalization of a Plan of Reorganization under the Chapter 11 proceedings.

         Under the Chapter 11 proceedings, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on, events that occurred on or before the petition date. The ultimate terms of settlement of these claims will be determined in accordance with a plan of reorganization which requires the approval of the impaired prepetition creditors and shareholders and confirmation by the Bankruptcy Court. Other liabilities may arise or be subject to compromise, as a result of rejection of executory contracts and unexpired leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. The ultimate resolution of such liabilities, all of which are subject to compromise, will be part of a plan of reorganization.

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

NOTE 6 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         On January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS No. 130) "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components and is applied to all enterprises. The adoption of SFAS No. 130 had no impact on the Company's financial statement presentation.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131) "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company will adopt the new requirements in conjunction with its 1998 Form 10-K. The adoption of SFAS No. 131 will have no significant impact on the Company's financial reporting.

NOTE 7 - SUBSEQUENT EVENT

         On July 29, 1998, the Company signed an agreement to be acquired by New World Coffee & Bagels, Inc. (NWCB), subject to a number of conditions. The agreement will be an integral part of a Plan of Reorganization which will be filed with the United States Bankruptcy Court for the District of New Jersey, together with a required Disclosure Statement in order to obtain consent to the Plan of Reorganization by the voting holders of claims or interests, and to obtain confirmation of the Plan of Reorganization by the Bankruptcy Court. The acquisition documents provide in part for the issuance of warrants which entitle NWCB to purchase from the Company a total of 4,000,000 shares of the Common Stock, no par value, (the Warrant Shares) at the purchase price of $.01 per Warrant Share. The exercise period for the Warrant Shares is from July 28, 1998 through December 31, 2000. The Warrant is exercisable if the Company either accepts or files a plan of reorganization (or liquidation) involving a party other than NWCB or the Company through its action or inaction defaults under the acquisition agreement and the financing commitments made by New World Coffee & Bagels, Inc. remain in full force.

         The acquisition agreement provides that New World Coffee & Bagels, Inc. will provide up to $3.5 million for the Company's secured creditors, provide $11.5 million for unsecured creditors and assume up to $5.0 million in additional liabilities. No payment or other recovery will be provided to Manhattan Bagel Company, Inc. shareholders.

         If the agreement is not terminated, it shall become effective following requisite approval by the Bankruptcy Court at which time Manhattan Bagel Company, Inc. shall deliver to New World Coffee & Bagels, Inc. a stock certificate registered in the name of NWCB, which shall represent all of the authorized, issued, and outstanding common stock of the reorganized MBC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

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

         On July 29, 1998, the Company signed an agreement to be acquired by New World Coffee & Bagels, Inc. (NWCB), subject to a number of conditions. The agreement will be an integral part of a Plan of Reorganization which will be filed with the United States Bankruptcy Court for the District of New Jersey, together with a required Disclosure Statement in order to obtain consent to the Plan of Reorganization by the voting holders of claims or interests, and to obtain confirmation of the Plan of Reorganization by the Bankruptcy Court. The acquisition documents provide in part for the issuance of warrants which entitle NWCB to purchase from the Company a total of 4,000,000 shares of the Common Stock, no par value, (the Warrant Shares) at the purchase price of $.01 per Warrant Share. The exercise period for the Warrant Shares is from July 28, 1998 through December 31, 2000. The Warrant is exercisable if the Company either accepts or files a plan of reorganization (or liquidation) involving a party other than NWCB or the Company through its action or inaction defaults under the acquisition agreement and the financing commitments made by New World Coffee & Bagels, Inc. remain in full force.

         The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles applicable to a company on a "going concern" basis, which, except as otherwise noted, contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the Chapter 11 proceedings, and circumstances relating to this event, including the Company's debt structure, its operating losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainties. The Company experienced a substantial net loss in 1997. During the Chapter 11 proceedings, the Company has incurred and will continue to incur substantial reorganization costs. The Company's ability to continue as a going concern is dependent upon the confirmation of a plan of reorganization by the Bankruptcy Court, the ability to secure adequate exit financing, combined with the achievement of profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. See the qualification regarding the Company's ability to continue as a going concern in the report of Independent Auditors included in the 1997 Form 10-K Report.

         A plan of reorganization, as finally approved by the Bankruptcy Court, could materially change the currently recorded amounts of assets and liabilities. These financial statements do not reflect further adjustments to the carrying value of assets and the amounts and classifications of liabilities or stockholders' equity that might be necessary as a consequence of the bankruptcy proceedings.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         In the second quarter of 1998 the Company generated income before reorganization expenses of $281,436 as compared to net income of $85,968 in the same period of the prior year. The net loss for the period was $498,980 as compared to net income of $85,968 in the same period of the prior year. The loss in 1998 was attributable to reorganization expenses and other factors which the Company believes impacts the comparability of results. These items are discussed below.

         REVENUES. Total revenues of the Company for the three months ended June 30, 1998 were $7,978,333 as compared to total revenues of $11,597,584 for the three months ended June 30, 1997, a $3,619,251 or 31.2% decrease over the three months of the prior year. Product sales decreased $2,146,971 resulting from the decrease in the number of Company stores. The decrease in franchise and business related revenue is primarily attributable to the decreases in area developer fees of $595,000, franchise fees of $266,667 and royalties of $610,613. The Company's revenues are primarily derived from (i) the sale of frozen raw bagel dough and cheese spreads to franchisees and licensees, (ii) retail and wholesale sale of products by the Company-owned stores, and (iii) royalties, franchise and license fees, including master franchise fees, and area development fees. The percentage of revenues derived from product sales to total revenues for the three months ended June 30, 1998 was 92.3% as compared to 82.0% for the comparable 1997 period.

         COSTS OF GOODS SOLD. Cost of goods sold for the three months ended June 30, 1998 decreased 19.4% to $5,693,513 as compared to $7,066,244 for the three months ended June 30, 1997. This decrease is attributable to decreases in raw material and factory overhead costs related to factory sales and decreases in material due to a decrease in Company store sales. The decrease in Company store retail revenue also negatively impacted cost of goods sold as a percentage of sales which increased to 77.3% of product sales for the three months ended June 30, 1998 compared to 74.3% of product sales for the three months ended June 30, 1997. Increased costs were incurred in 1998 in the distribution of the Company's products due to the geographic expansion of the territory that the Company is servicing.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative as a percentage of total revenues, was 24.8% for the three months ended June 30, 1998 as compared to 39.8% for the three months ended June 30, 1997. Total expenses decreased 57.0% to $1,981,795 for the three months ended June 30, 1998, compared with $4,613,905 for the three months ended June 30, 1997. The decrease in percent and absolute dollars is a result of the closing of Company-owned stores, the cost reduction steps taken by the Company in the fourth quarter of 1997 and the decrease in legal expenses as a result of the stay of legal proceedings against the Company under the Chapter 11 filing. The decrease was partially offset by an increase in the reserve for bad debts of $225,000.

         OTHER INCOME. Other income for the three months ended June 30, 1998 was $1,983 compared to $28,868 for the three months ended June 30, 1997, a decrease of $26,885. The decrease in 1998 is net of $125,000 related to severance and a write-down of assets related to the suspension of operations at the Company's Greenville, S.C. facility.

         INTEREST INCOME. Interest income for the three months ended June 30, 1998 was $57,610 compared to $362,982 for the three months ended June 30, 1997. The decrease of $305,372 was primarily due to the sale of the Company's marketable securities.

         INTEREST EXPENSE. Interest expense decreased from $223,317 for the three months ended June 30, 1997 to $81,182 for the three months ended June 30, 1998. The $142,135 decrease was primarily due to a decrease in debt.

         INCOME BEFORE REORGANIZATION EXPENSES AND INCOME TAXES. Income before reorganization expenses and provision for income taxes for the three months ended June 30, 1998 was $281,436, compared with $85,968 for the three months ended June 30, 1997. This increase is attributable to the factors discussed above.

         REORGANIZATION EXPENSES. Reorganization expenses for the three months ended June 30, 1998 are expenses incurred as a result of the Company filing a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Act. Such expenses include fees for the attorneys, accountants and consultants for both the Company and it's creditors.

         INCOME TAX. There is no provision for income taxes for the three months ended June 30, 1998 and 1997. A provision for income taxes has not been recorded for the quarter because a valuation allowance has been recorded against the Company's operating losses.

         NET INCOME/LOSS. The Company generated a net loss of $498,980 ($.07 per share) for the three months ended June 30, 1998, as compared to net income of $85,968 ($.01 per share) for the three months ended June 30, 1997 as a result of the factors discussed above.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         For the six months ended June 30, 1998 the Company generated income before reorganization expenses of $492,004 as compared to net income of $147,781 in the same period of the prior year. The net loss for the period was $897,318 as compared to net income of $147,781 in the same period of the prior year. The loss in 1998 was attributable to reorganization expenses and other factors which the Company believes impacts the comparability of results. These items are discussed below.

         REVENUES. Total revenues of the Company for the six months ended June 30, 1998 were $15,664,027 as compared to total revenues of $21,449,664 for the six months ended June 30, 1997, a $5,785,637 or 27.0% decrease over the six months of the prior year. Product sales decreased $2,799,046 resulting from the decrease in the number of Company stores. The decrease in franchise and business related revenue is primarily attributable to the decreases in area developer fees of $1,595,000, franchise fees of $557,213 and royalties of $834,378. The Company's revenues are primarily derived from (i) the sale of frozen raw bagel dough and cheese spreads to franchisees and licensees, (ii) retail and wholesale sale of products by the Company-owned stores, and (iii) royalties, franchise and license fees, including master franchise fees, and area development fees. The percentage of revenues derived from product sales to total revenues for the six months ended June 30, 1998 was 91.6% as compared to 80.0% for the comparable 1997 period.

         COSTS OF GOODS SOLD. Cost of goods sold for the six months ended June 30, 1998 decreased 9.0% to $11,172,105 as compared to $12,277,152 for the six months ended June 30, 1997. This decrease is attributable to decreases in raw material and factory overhead costs related to factory sales and decreases in material due to a decrease in Company store sales. The decrease in Company store retail revenue also negatively impacted cost of goods sold as a percentage of product sales which increased to 77.8% of product sales for the six months ended June 30, 1998 compared to 71.6% of product sales for the six months ended June 30, 1997. Increased costs were incurred in 1998 in the distribution of the Company's products due to the geographic expansion of the territory that the Company is servicing.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative as a percentage of total revenues, was 26.1% for the six months ended June 30, 1998 as compared to 43.7% for the six months ended June 30, 1997. Total expenses decreased 56.4% to $4,091,274 for the six months ended June 30, 1998, compared with $9,375,214 for the six months ended June 30, 1997. The decrease in percent and absolute dollars is a result of the closing of Company-owned stores, the cost reduction steps taken by the Company in the fourth quarter of 1997 and the decrease in legal expenses as a result of the stay of legal proceedings against the Company under the Chapter 11 filing. The decrease was partially offset by an increase in the reserve for bad debts of $225,000.

         OTHER INCOME. Other income for the six months ended June 30, 1998 was $136,115 compared to $89,067 for the six months ended June 30, 1997, an increase of $47,048. The decrease in 1998 is net of $125,000 related to severance and a write-down of assets related to the suspension of operations at the Company's Greenville, S.C. facility.

         INTEREST INCOME. Interest income for the six months ended June 30, 1998 was $164,001 compared to $661,907 for the six months ended June 30, 1997. The decrease of $497,906 was primarily due to the sale of the Company's marketable securities.

         INTEREST EXPENSE. Interest expense decreased from $400,491 for the six months ended June 30, 1997 to $208,760 for the six months ended June 30, 1998. The $191,731 decrease was primarily due to a decrease in debt.

         INCOME BEFORE REORGANIZATION EXPENSES AND INCOME TAXES. Income before reorganization expenses and provision for income taxes for the six months ended June 30, 1998 was $492,004, compared with $147,781 for the six months ended June 30, 1997. This increase is attributable to the factors discussed above.

         REORGANIZATION EXPENSES. Reorganization expenses for the six months ended June 30, 1998 are expenses incurred as a result of the Company filing a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Act. Such expenses include fees for the attorneys, accountants and consultants for both the Company and the creditors.

         INCOME TAX. There is no provision for income taxes for the six months ended June 30, 1998 and 1997. A provision for income taxes has not been recorded for either quarter because a valuation allowance has been recorded against the Company's operating losses.

         NET INCOME/LOSS. The Company generated a net loss of $897,318 ($.12 per share) for the six months ended June 30, 1998, as compared to net income of $147,781 ($.02 per share) for the six months ended June 30, 1997 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has no liquidity and capital resources except for the cash collateral being provided by its primary lender which has a security interest in all assets of the Company. The Company is using cash collateral in accordance with projections approved by the Bankruptcy Court. The Company has no liquidity through any other source and no other debtor-in-possession financing.

         The franchisee financing facilities that the Company had in place with Atlantic Financial Services and Sun Trust Credit Corp. have all been terminated. The Company's contingent liability at June 30, 1998 amounted to $2,127,825 and $1,525,363 under the terms of the Atlantic Financial Services and Sun Trust Credit Corp. agreements, respectively. The ultimate amount of such liability, if any, and settlement thereof is subject to adjustment based on the finalization of a Plan of Reorganization under the Chapter 11 proceedings.

         Under the Chapter 11 proceedings, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on, events that occurred on or before the petition date. The ultimate terms of settlement of these claims will be determined in accordance with a plan of reorganization which requires the approval of the impaired prepetition creditors and confirmation by the Bankruptcy Court. Other liabilities may arise or be subject to compromise, as a result of rejection of executory contracts and unexpired leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. The ultimate resolution of such liabilities, all of which are subject to compromise, will be part of a plan of reorganization. See "Item 2- Management's Discussion and Analysis of Results of Operations and Financial Condition" for a description of an agreement signed by the Company on July 29, 1998.

         Inherent in a successful plan of reorganization is a capital structure which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the reorganized Company. Under the Bankruptcy Code, the rights of and ultimate payment to prepetition creditors may be sub stantially altered and, as to some classes, eliminated. At this time, the Company cannot predict the outcome of the Chapter 11 filing, in general, or its affect on the future business of the Company or on the ultimate interests of creditors or shareholders.

         The Company's net increase in cash and cash equivalents for the six months ended June 30, 1998 amounted to $939,970.

         Net cash provided by operating activities amounted to $1,613,814. It is primarily composed of the net loss for the period $897,318 offset by non-cash charges for depreciation and amortization, $831,705, the provision for reorganization expenses in excess of payments, $104,075, and the net change in other operating assets and liabilities, $1,575,352.

         Net cash provided by investing activities amounted to $1,012,756 and consisted primarily of repayment of a note receivable from a related party.

         Net cash used in financing activities amounted to $1,686,600 and consisted primarily of repayments under the Company's various loan agreements and the repayment of obligations incurred under capital leases.

         Until a plan of reorganization is confirmed by the Bankruptcy Court, only such payments on prepetition obligations that are approved or required by the Bankruptcy Court will be made. Except for payments for certain property and equipment under lease, principal and interest payments on prepetition debt have not been made since the filing date and will not be made without the Bankruptcy Court's approval or until a plan of reorganization, defining the repayment terms, has been confirmed by the Bankruptcy Court. There is no assurance at this time that a plan of reorganization if proposed by the Company will be approved and confirmed by the Bankruptcy Court.

                           PART II - OTHER INFORMATION

ITEM 5-  OTHER INFORMATION.

ITEM 6- EXHIBITS & REPORTS ON FORM 8-K.

None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MANHATTAN BAGEL COMPANY, INC.

Dated: August 14, 1998        By: s/n  Jason Gennusa
                                  ----------------------------------------------
                              Jason Gennusa
                              President and Chief Operating Officer

Dated: August 14, 1998        By: s/n  James J. O'Connor
                                  ----------------------------------------------
                              James J. O'Connor
                              Chief Financial Officer