Form 10-Q
period 1998-09-30
MANHATTAN BAGEL CO INC
filed 1998-11-13
CIK 914565

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.
YES                 NO         X

NUMBER OF SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING AT NOVEMBER 11, 1998: 7,535,572.

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
                  Special Note Regarding Forward-Looking Statements      2 - 3

Part I            FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets - December 31, 1997
                  and September 30, 1998                                 4

                  Consolidated Statements of Operations -
                  Three and nine months ended September 30, 1997
                  and 1998                                               5

                  Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 1997 and 1998          6

                  Notes to Consolidated Financial Statements             7 - 10

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         11 - 18



Part II           OTHER INFORMATION                                     19


         Item 6.  Exhibits and Reports on Form 8-K                      19


                  Signatures                                            20

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

         On July 28, 1998, the Company signed an agreement to be acquired by New World Coffee & Bagels, Inc. (NWCB), subject to a number of conditions. The agreement is an integral part of a Plan of Reorganization, as amended, which was filed with the United States Bankruptcy Court for the District of New Jersey, on October 13, 1998, together with a required Disclosure Statement in order to obtain consent to the Plan of Reorganization by the voting holders of claims or interests, and to obtain confirmation of the Plan of Reorganization by the Bankruptcy Court. The acquisition documents provide in part for the issuance of warrants which entitle NWCB to purchase from the Company a total of 4,000,000 shares of Common Stock, no par value, (the Warrant Shares) at the purchase price of $.01 per Warrant Share. The exercise period for the Warrant Shares is from July 28, 1998 through December 31, 2000. The Warrant is exercisable if the Company either accepts or files a plan of re-organization (or liquidation) involving a party other than NWCB or the Company through its action or inaction defaults under the acquisition agreement and the financing commitments obtained by NWCB remain in full force.

         The acquisition agreement provides that New World Coffee & Bagels, Inc. will provide up to $3.5 million for the Company's secured creditors, provide $11.5 million for unsecured creditors and assume up to $5.0 million in additional liabilities. No payment or other recovery will be provided to Manhattan Bagel Company, Inc. shareholders.

         If the agreement is not terminated, and it receives approval from the Bankruptcy Court, when it becomes effective, Manhattan Bagel Company, Inc. shall deliver to New World Coffee & Bagels, Inc. a stock certificate registered in the name of NWCB, which shall represent all of the authorized, issued, and outstanding common stock of the reorganized MBC.

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

          The Company's business may also be subject to changes in consumer taste, national, regional and local economic conditions, demographic trends and the type, number and location of competing businesses. Competition in the bagel industry has increased significantly with a number of national, regional and local stores competing for franchisees and store locations as well as customers.

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

                          MANHATTAN BAGEL COMPANY, INC.
                                AND SUBSIDIARIES

                              Debtor-in-Possession
                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,   SEPTEMBER 30,
                                                                       1997           1998
                                                                       ----           ----
                                                                                   (UNAUDITED)
            ASSETS

Current assets:
      Cash and cash equivalents                                    $  2,802,396    $  3,745,212
      Accounts receivable, net                                        1,602,346       1,743,519
      Franchise fee receivable area developers, net                     129,555         239,914
      Inventories                                                       995,007       1,011,898
      Current maturities of notes receivable, net                       642,941         656,326
      Current maturities of notes receivable - affiliates             1,275,000            --
      Income taxes receivable                                           151,357          44,416
      Prepaid expenses and other current assets                         286,306         556,443
                                                                   ------------    ------------
            Total current assets                                      7,884,908       7,997,728
                                                                   ------------    ------------
Property and equipment, net                                          12,892,070      11,763,179
                                                                   ------------    ------------

Other assets:
      Accounts receivable, long term                                    470,374         470,374
      Franchise fee receivable area developers, long term, net          200,000         200,000
      Notes receivable long term, net                                 6,129,878       6,287,546
      Security deposits                                                 911,134         965,431
      Investment in stores, net                                       1,193,142       1,071,626
      Other assets                                                      409,082         409,080
                                                                   ------------    ------------
            Total assets                                           $ 30,090,588    $ 29,164,964
                                                                   ============    ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities not subject to settlement:
Current liabilities:
      Current maturities of capital lease obligations              $     14,618    $     14,618
      Accounts payable and accrued expenses                           3,386,961       5,306,319
      Unearned franchise fee income                                      57,500         208,334
      Franchise deposits                                                122,576         170,833
                                                                   ------------    ------------
            Total current liabilities                                 3,581,655       5,700,104
                                                                   ------------    ------------

Other liabilities:
      Capital lease obligations, net of current maturities               19,180          19,180
      Security deposits                                                 490,853         483,208
      Other liabilities                                                  79,636          79,636
                                                                   ------------    ------------
            Total other liabilities                                     589,669         582,024
                                                                   ------------    ------------

Commitments and contingencies

Liabilities subject to settlement:
      Long-term debt                                                  6,753,218       5,134,519
      Capital lease obligations                                         408,884         273,243
      Accounts payable and accrued expenses                           8,465,724       8,590,622
                                                                   ------------    ------------
            Total liabilities subject to settlement                  15,627,826      13,998,384
                                                                   ------------    ------------

Stockholders' equity:
      Preferred stock, 2,000,000 shares authorized,
            no shares issued or outstanding                                --              --
      Common stock, no par value, 25,000,000 shares
            authorized, 7,535,572  shares issued and outstanding     41,104,828      41,104,828
      Accumulated deficit                                           (30,813,390)    (32,220,376)
                                                                   ------------    ------------
            Total stockholders' equity                               10,291,438       8,884,452
                                                                   ------------    ------------
            Total liabilities and stockholders' equity             $ 30,090,588    $ 29,164,964
                                                                   ============    ============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MANHATTAN BAGEL COMPANY, INC.
                                AND SUBSIDIARIES
                              Debtor-in-Possession
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                                                     1997            1998            1997           1998
                                                                     ----            ----            ----           ----
                                                                  (UNAUDITED)     (UNAUDITED)     (UNAUDITED)    (UNAUDITED)

Revenues
      Product sales                                              $  8,610,462    $  6,984,326    $ 25,760,889    $ 21,335,707
      Franchise & license related revenue                           1,238,727         715,758       5,537,964       2,028,404
                                                                 ------------    ------------    ------------    ------------
                 Total revenue                                      9,849,189       7,700,084      31,298,853      23,364,111
                                                                 ------------    ------------    ------------    ------------

Expenses
      Cost of goods sold                                            6,550,090       5,525,321      18,827,241      16,697,426
      Selling, general & administrative expenses                   17,637,760       1,873,981      27,012,974       5,965,255
      Other income                                                    (31,208)        (58,043)       (120,275)       (194,158)
      Interest income                                                (327,645)        (54,816)       (989,552)       (218,817)
      Interest expense                                                177,393          74,740         577,884         283,500
                                                                 ------------    ------------    ------------    ------------
                 Total expenses                                    24,006,390       7,361,183      45,308,272      22,533,206
                                                                 ------------    ------------    ------------    ------------

Income (loss) before reorganization expenses and income taxes     (14,157,201)        338,901     (14,009,419)        830,905

Reorganization expenses
      Administrative expenses                                              --         143,124              --         319,468
      Professional fees                                                    --         705,445              --       1,918,423
                                                                 ------------    ------------    ------------    ------------
                 Total reorganization expenses                             --         848,569              --       2,237,891

Loss before income taxes                                          (14,157,201)       (509,668)    (14,009,419)     (1,406,986)
Income taxes                                                               --              --              --              --
                                                                 ------------    ------------    ------------    ------------
Net Loss                                                         ($14,157,201)   ($   509,668)   ($14,009,419)   ($ 1,406,986)
                                                                 ============    ============    ============    ============

Basic and diluted net loss per share                                   ($1.87)         ($0.07)         ($1.85)         ($0.19)
                                                                 ============    ============    ============    ============
Weighted average common shares outstanding - basic and diluted      7,583,704       7,535,572       7,572,364       7,535,572
                                                                 ============    ============    ============    ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MANHATTAN BAGEL COMPANY, INC.
                                AND SUBSIDIARIES
                              Debtor-in-Possession
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                               1997                     1998
                                                                               ----                     ----
                                                                            (UNAUDITED)              (UNAUDITED)

Cash (used in) provided by operating activities                             ($8,710,794)            $ 1,705,312
                                                                            -----------             -----------

Cash flows from investing activities:
      Payments for the purchase of property and equipment, net               (5,030,747)               (112,103)
      Proceeds from the sale of marketable securities, net                    5,102,933                      --
      Increase in notes receivable                                           (1,268,726)                     --
      Decrease in notes receivable - related parties                                 --               1,275,000
      Other net cash provided by / (used in) investing activities             6,007,346                (171,053)
                                                                            -----------             -----------
                   Net cash provided by investing activities                  4,810,806                 991,844
                                                                            -----------             -----------

Cash flows from financing activities:
      Proceeds from debt issuance                                             2,920,000                      --
      Principal payments on long term debt and capital leases                        --              (1,754,340)
      Proceeds from the exercise of stock options                               145,000                      --
      Other net cash used in financing activities                              (219,896)                     --
                                                                            -----------             -----------
                   Net cash provided by (used in) financing activities        2,845,104              (1,754,340)
                                                                            -----------             -----------

Net (decrease) increase in cash and cash equivalents                         (1,054,884)                942,816
Cash and cash equivalents-beginning of period                                 1,619,494               2,802,396
                                                                            -----------             -----------
Cash and cash equivalents-end of period                                     $   564,610             $ 3,745,212
                                                                            ===========             ===========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 MANHATTAN BAGEL COMPANY, INC. AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         The financial information in this report should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         In the opinion of management, the accompanying financial statements include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

                  The accompanying  Consolidated  Financial Statements have been prepared in accordance with generally accepted accounting principles applicable to a company on a "going concern" basis, which, except as otherwise noted, contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the Chapter 11 proceedings, and circumstances relating to this event, including the Company's debt structure, its operating losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainties. The Company experienced a substantial net loss in 1997. During the Chapter 11 proceedings, the Company has incurred and will continue to incur substantial reorganization costs. The Company's ability to continue as a going concern is dependent upon the confirmation of a plan of reorganization by the Bankruptcy Court, the ability to secure adequate exit financing, combined with the achievement of profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. See the qualification regarding the Company's ability to continue as a going concern in the report of Independent Auditors included in the 1997 Annual Report on Form 10-K Report.

         Certain September 30, 1997 balances have been reclassified to conform with the September 30, 1998 presentation. Additionally, the Company has reclassified certain accounts payable and accrued expenses included in current liabilities at December 31, 1997 to liabilities subject to settlement.

NOTE 2 - ACQUISITION AGREEMENT

         On July 28, 1998, the Company signed an agreement to be acquired by New World Coffee & Bagels, Inc. (NWCB), subject to a number of conditions. The agreement is an integral part of a Plan of Reorganization, as amended, which was filed with the United States Bankruptcy Court for the District of New Jersey, on October 13, 1998, together with a required Disclosure Statement in order to obtain consent to the Plan of Reorganization by the voting holders of claims or interests, and to obtain confirmation of the Plan of Reorganization by the Bankruptcy Court. The acquisition documents provide in part for the issuance of warrants which entitle NWCB to purchase from the Company a total of 4,000,000 shares of Common Stock, no par value, (the Warrant Shares) at the purchase price of $.01 per Warrant Share. The exercise period for the Warrant Shares is from July 28, 1998 through December 31, 2000. The Warrant is exercisable if the Company either accepts or files a plan of re-organization (or liquidation) involving a party other than NWCB or the Company through its action or inaction defaults under the acquisition agreement and the financing commitments made by NWCB remain in full force.

         The acquisition agreement provides that New World Coffee & Bagels, Inc. will provide up to $3.5 million for the Company's secured creditors, provide $11.5 million for unsecured creditors and assume up to $5.0 million in additional liabilities. No payment or other recovery will be provided to Manhattan Bagel Company, Inc. shareholders.

         If the agreement is not terminated, and it receives approval from the Bankruptcy Court, when it becomes effective, Manhattan Bagel Company, Inc. shall deliver to New World Coffee & Bagels, Inc. a stock certificate registered in the name of NWCB, which shall represent all of the authorized, issued, and outstanding common stock of the reorganized MBC.

NOTE 3 - INVENTORIES

                    DECEMBER 31, 1997              SEPTEMBER 30, 1998
                    -----------------              ------------------

Raw materials                $389,207                      $  407,448
Finished Goods                605,800                         604,450
                              -------                      ----------
                             $995,007                      $1,011,898
                             ========                      ==========

NOTE 4 - NET LOSS PER COMMON SHARE

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

NOTE 5 - CONTINGENCIES

         The Company is involved in various pending legal proceedings. The adverse outcome of any of these legal proceedings is not expected to have a material adverse effect on the financial condition of the Company. It is the Company's expectation that each of these claims will be disposed of as part of the plan of reorganization filed in the Company's Chapter 11 Case.

         The franchisee financing facilities that the Company had in place with Atlantic Financial Services and Sun Trust Credit Corp. have both been terminated. The Company's contingent liability at September 30, 1998 amounted to $2,125,669 and $1,442,954 under the terms of the Atlantic Financial Services and Sun Trust Credit Corp. agreements, respectively. The ultimate amount of such liability, if any, and settlement thereof is subject to adjustment based on the finalization of a Plan of Reorganization under the Chapter 11 proceedings.

        In September 1998 the Company filed an Adversary Proceeding No. 98-3474(WHG) ("the Complaint") together with I & J Bagel Inc. and the Official Committee of Unsecured Creditors against First Union National Bank ("FUNB"). The Complaint asserts claims against FUNB for breach of the restructured loan agreement of April 1997, breach of implied covenant of good faith and fair dealing, fraudulent inducement and equitable subordination. A settlement of the complaint has been reached with the parties which will resolve all the issues. It provides for a payment to First Union National Bank ("FUNB") of $ 3,000,000 if paid by June 30, 1999 and a payment of $ 3,050,000 if paid between July 1, 1999 and December 31, 1999; If paid after January 1, 2000 the amount is $ 3,350,000 plus interest at the non-default rate provided in the loan agreement plus legal fees and expenses of collection incurred after January 1, 2000. The proposed settlement will be submitted to the United States Bankruptcy Court for approval on short notice.

         Under the Chapter 11 proceeding, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on, events that occurred on or before the petition date. The ultimate terms of settlement of these claims will be determined in accordance with the plan of reorganization which requires the approval of the impaired prepetition creditors and shareholders and confirmation by the Bankruptcy Court. Other liabilities may arise or be subject to compromise, as a result of rejection of executory contracts and unexpired leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. The ultimate resolution of such liabilities, all of which are subject to compromise, are part of the plan of reorganization.

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

NOTE 7 - SUBSEQUENT EVENTS

         On October 13, 1998 the United States Bankruptcy Court for the District of New Jersey approved the Disclosure Statement and the First Amendment Joint Plan of Reorganization of the Debtor. The Court has scheduled a hearing to consider confirmation of the Plan on November 20, 1998.

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

         On July 28, 1998, the Company signed an agreement to be acquired by New World Coffee & Bagels, Inc. (NWCB), subject to a number of conditions. The agreement is an integral part of a Plan of Reorganization, as amended, which was filed with the United States Bankruptcy Court for the District of New Jersey, on October 13, 1998, together with a required Disclosure Statement in order to obtain consent to the Plan of Reorganization by the voting holders of claims or interests, and to obtain confirmation of the Plan of Reorganization by the Bankruptcy Court. The acquisition documents provide in part for the issuance of warrants which entitle NWCB to purchase from the Company a total of 4,000,000 shares of Common Stock, no par value, (the Warrant Shares) at the purchase price of $.01 per Warrant Share. The exercise period for the Warrant Shares is from July 28, 1998 through December 31, 2000. The Warrant is exercisable if the Company either accepts or files a plan of re-organization (or liquidation) involving a party other than NWCB or the Company through its action or inaction defaults under the acquisition agreement and the financing commitments made by NWCB remain in full force.

         The acquisition agreement provides that New World Coffee & Bagels, Inc. will provide up to $3.5 million for the Company's secured creditors, provide $11.5 million for unsecured creditors and assume up to $5.0 million in additional liabilities. No payment or other recovery will be provided to Manhattan Bagel Company, Inc. shareholders.

         If the agreement is not terminated, and it receives approval from the Bankruptcy Court, when it becomes effective, Manhattan Bagel Company, Inc. shall deliver to New World Coffee & Bagels, Inc. a stock certificate registered in the name of NWCB, which shall represent all of the authorized, issued, and outstanding common stock of the reorganized MBC.

         The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles applicable to a company on a "going concern" basis, which, except as otherwise noted, contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the Chapter 11 proceedings, and circumstances relating to this event, including the Company's debt structure, its operating losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainties. the Company experienced a substantial net loss in 1997. During the Chapter 11 proceedings, the Company has incurred and will continue to incur substantial reorganization costs. The Company's ability to continue as a going concern is dependent upon the confirmation of a plan of reorganization by the Bankruptcy Court, the ability to secure adequate exit financing, combined with the achievement of profitable operations. These conditions raise substantial doubt about the company's ability to continue as a going concern. See the qualification regarding the Company's ability to continue as a going concern in the report of Independent Auditors included in the 1997 Annual Report on Form 10-K Report.

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

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         In the third quarter of 1998, the Company generated income before reorganization expenses of $338,901 as compared to a loss of $14,157,201 in the same period of the prior year. The net loss for the period was $509,668 as compared to a net loss of $14,157,201 in the same period of the prior year. The loss in 1998 was attributable to reorganization expenses and other factors, while the loss in 1997 reflected a third quarter adjustment totaling $12,579,000 which the Company believes impacts the comparability of results. These items are discussed below.

         REVENUES. Total revenues of the Company for the three months ended September 30, 1998 were $7,700,084 as compared to total revenues of $9,849,189 for the three months ended September 30, 1997, a $2,149,105 or 21.8% decrease over the comparable three months of the prior year. Product sales decreased $1,626,136 resulting from the decrease in the number of franchisees and Company-owned stores. The decrease in franchise and license related revenue is attributable to the decreases in franchise fees of $79,166 and royalties of $443,803. The Company's revenues are primarily derived from (i) the sale of frozen raw bagel dough and cheese spreads to franchisees and licensees, (ii) retail and wholesale sale of products by the Company-owned stores, and (iii) royalties, franchise and license fees, including master franchise fees, and area development fees. The percentage of revenues derived from product sales to total revenues for the three months ended September 30, 1998 was 90.7% as compared to 87.4% for the comparable 1997 period.

         COSTS OF GOODS SOLD. Cost of goods sold for the three months ended September 30, 1998 decreased 15.6% to $5,525,321 as compared to $6,550,090 for the three months ended September 30, 1997. This decrease is attributable to decreases in raw material and factory overhead costs related to factory sales and decreases in food costs due to a decrease in Company-owned store sales. The decrease in Company-owned store retail revenue also negatively impacted cost of goods sold as a percentage of sales which increased to 79.1% of product sales for the three months ended September 30, 1998 compared to 76.1% of product sales for the three months ended September 30, 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Before an adjustment of $12,579,000 recorded during the third quarter of 1997, selling, general and administrative expenses as a percentage of total revenues was 51.4% compared to 24.3% for the three months ended September 30, 1998. Total expenses decreased 63.0% to $1,873,981 for the three months ended September 30, 1998, compared with $5,058,760 (not including the adjustment of $12,579,000 discussed below) for the three months ended September 30, 1997. The decrease in percent and absolute dollars is a result of the closing of most Company-owned stores, the cost reduction programs implemented by the Company in the fourth quarter of 1997 and the decrease in legal expenses resulting from the stay of legal proceedings against the Company under the Chapter 11 filing.

         The Company recorded an adjustment during the third quarter of 1997 totaling $12,579,000. The adjustment consisted of reserves for the write-off of accounts and notes receivable of $4,010,000, consisting of $1,345,000 of accounts receivable, $1,250,000 in area developer fees, $915,000 of notes receivable and, reserves for loans guaranteed by the Company totaling $500,000. In addition, reserves were taken for the reduction of the value of Company-owned stores and the buyout of leases guaranteed by the Company totaling $3,849,000 and a write-off of goodwill totaling $4,227,000 . The Company also provided reserves for the closing of two of its plants totaling $400,000 and for severance pay of $93,000 incurred due to a downsizing of personnel.

         Selling, general and administrative expenses do not include expenses associated with the reorganization of the Company under Chapter 11 proceedings. Such expenses are reported in a separate category on the income statement.

         INTEREST INCOME. Interest income for the three months ended September 30, 1998 was $54,816 compared to $327,645 for the three months ended September 30, 1997. The decrease of $272,829 was primarily due to the decrease in the Company's investment in marketable securities.

         INTEREST EXPENSE. Interest expense decreased from $177,393 for the three months ended September 30, 1997 to $74,740 for the three months ended September 30, 1998. The $102,653 decrease was primarily due to a decrease in the level of debt.

         INCOME (LOSS) BEFORE REORGANIZATION EXPENSES AND INCOME TAXES. Income before reorganization expenses and provision for income taxes for the three months ended September 30, 1998 was $338,901, compared with a loss of $14,157,201 for the three months ended September 30, 1997. This increase is attributable to the factors discussed above.

         REORGANIZATION EXPENSES. Reorganization expenses for the three months ended September 30, 1998 were expenses incurred as a result of the Company filing a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Act. Such expenses included fees for the attorneys, accountants and consultants for both the Company and it's creditors.

         INCOME TAX. There was no benefit for income taxes for the three months ended September 30, 1998 and 1997. A benefit for income taxes has not been recorded for either quarter because a valuation allowance has been recorded against the Company's operating losses.

         NET LOSS. The Company generated a net loss of $509,688 ($.07 per share) for the three months ended September 30, 1998, as compared to a net loss of $14,157,201 ($1.87 per share) for the three months ended September 30, 1997 as a result of the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         For the nine months ended September 30, 1998, the Company generated income before reorganization expenses of $830,905 as compared to a loss of $14,009,419 in the same period of the prior year. The net loss for the period was $1,406,986 as compared to a net loss of $14,009,419 in the same period of the prior year. The loss in 1998 was attributable to reorganization expenses and other factors, while the loss in 1997 included a third quarter adjustment totaling $12,579,000 which the Company believes impacts the comparability of results. These items are discussed below.

         REVENUES. Total revenues of the Company for the nine months ended September 30, 1998 were $23,364,111 as compared to total revenues of $31,298,853 for the nine months ended September 30, 1997, a $7,934,742 or 25.4% decrease over the comparable nine months of the prior year. Product sales decreased $4,425,182 resulting from the decrease in the number of franchisees and Company-owned stores. The decrease in franchise and license related revenue is attributable to the decreases in area developer fees of $1,595,000, franchise fees of $636,379 and royalties of $1,278,181. The Company's revenues are primarily derived from (i) the sale of frozen raw bagel dough and cheese spreads to franchisees and licensees, (ii) retail and wholesale sale of products by the Company-owned stores, and (iii) royalties, franchise and license fees, including master franchise fees, and area development fees. The percentage of revenues derived from product sales to total sales for the nine months ended September 30, 1998 was 91.3% as compared to 82.3% for the comparable 1997 period.

         COSTS OF GOODS SOLD. Cost of goods sold for the nine months ended September 30, 1998 decreased 11.3% to $16,697,426 as compared to $18,827,241 for the nine months ended September 30, 1997. This decrease is attributable to decreases in raw material and factory overhead costs related to factory sales and decreases in food costs due to a decrease in Company-owned store sales. The decrease in Company-owned store retail revenue also negatively impacted cost of goods sold as a percentage of sales which increased to 78.3% of product sales for the nine months ended September 30, 1998 compared to 73.1% of product sales for the nine months ended September 30, 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Before an adjustment of $12,579,000 recorded during the third quarter of 1997, selling, general and administrative expenses as a percentage of total revenues was 46.1% compared to 25.5% for the nine months ended September 30, 1998. Total expenses decreased 58.7% to $5,965,255 for the nine months ended September 30, 1998, compared with $14,433,974 (not including the adjustment of $12,579,000 discussed below) for the nine months ended September 30, 1997. The decrease in percent and absolute dollars is a result of the closing of Company-owned stores, the cost reduction programs implemented by the Company in the fourth quarter of 1997 and the decrease in legal expenses resulting from the stay of legal proceedings against the Company under the Chapter 11 filing. The decrease was partially offset by an increase in the reserve for bad debts of $225,000.

         The Company recorded an adjustment during the third quarter of 1997 totaling $12,579,000. The adjustment consisted of reserves for the write-off of accounts and notes receivable of $4,010,000, consisting of $1,345,000 of accounts receivable, $1,250,000 in area developer fees, $915,000 of notes receivable and, reserves for loans guaranteed by the Company totaling $500,000. In addition, reserves were taken for the reduction of the value of Company-owned stores and the buyout of leases guaranteed by the Company totaling $3,849,000 and a write-off of goodwill totaling $4,227,000 . The company also provided reserves for the closing of two of its plants totaling $400,000 and for severance pay of $93,000 incurred due to a downsizing of personnel.

         Selling, general and administrative expenses do not include expenses associated with the reorganization of the Company under Chapter 11 proceedings. Such expenses are reported in a separate category on the income statement.

         INTEREST INCOME. Interest income for the nine months ended September 30, 1998 was $218,817 compared to $989,552 for the nine months ended September 30, 1997. The decrease of $770,735 was primarily due to the decrease in the Company's investment in marketable securities.

         INTEREST EXPENSE. Interest expense decreased from $577,884 for the nine months ended September 30, 1997 to $283,500 for the nine months ended September 30, 1998. The $294,384 decrease was primarily due to a decrease in the level of debt.

         INCOME (LOSS) BEFORE REORGANIZATION EXPENSES AND INCOME TAXES. Income before reorganization expenses and provision for income taxes for the nine months ended September 30, 1998 was $830,905, compared with a loss of $14,009,419 for the nine months ended September 30, 1997. This increase is attributable to the factors discussed above.

         REORGANIZATION EXPENSES. Reorganization expenses for the nine months ended September 30, 1998 were expenses incurred as a result of the Company filing a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Act. Such expenses included fees for the attorneys, accountants and consultants for both the Company and the creditors.

         INCOME TAX. There was no benefit for income taxes for the nine months ended September 30, 1998 and 1997. A benefit for income taxes has not been recorded for either quarter because a valuation allowance has been recorded against the Company's operating losses.

         NET LOSS. The Company generated a net loss of $1,406,986 ($.19 per share) for the nine months ended September 30, 1998, as compared to a net loss of $14,009,419 ($1.85 per share) for the nine months ended September 30, 1997 as a result of the factors discussed above.


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

         The franchisee financing facilities that the Company had in place with Atlantic Financial Services and Sun Trust Credit Corp. have both been terminated. The Company's contingent liability at September 30, 1998 amounted to $2,125,669 and $1,442,954 under the terms of the Atlantic Financial Services and Sun Trust Credit Corp. agreements, respectively. The ultimate amount of such liability, if any, and settlement thereof is subject to adjustment based on the finalization of a Plan of Reorganization under the Chapter 11 proceedings.

         Under the Chapter 11 proceeding, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on, events that occurred on or before the petition date. The ultimate terms of settlement of these claims will be determined in accordance with a plan of reorganization which requires the approval of the impaired prepetition creditors and confirmation by the Bankruptcy Court. Other liabilities may arise or be subject to compromise, as a result of rejection of executory contracts and unexpired leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. The ultimate resolution of such liabilities, all of which are subject to compromise, are part of a plan of reorganization.

         Subject to the confirmation of the Plan, the Company and NWCB entered into an Acquisition Agreement, dated as of July 28, 1998, as amended, pursuant to which, on the effective date of the Plan, NWCB will pay $7,500,000 in cash, a promissory note of $5,500,000, NWCB Common Stock which is to be registered within sixty (60) days with a value of not less than $2,250,000, and the guaranty to the franchisee lenders, in exchange for 100% of the New Common Stock of Reorganized MBC, which will in turn pay $1,000 for the New Common Stock of Reorganized I & J. $3,500,000 will be used to pay secured creditors allowed claims. $4,000,000 in cash, the note and NWCB Stock will be deposited in the Unsecured Creditor Trust for the benefit of MBC and I & J unsecured creditors. All claims against and interests in the debtors will be canceled and discharged by confirmation of the Plan.

         $4,000,000 in cash, the note and the NWCB Stock will constitute the initial corpus of the Unsecured Creditor Trust. In addition, the trustee will be vested with all Avoiding Power Causes of Action, the proceeds of which shall be deposited in the Unsecured Creditor Trust. In addition, 50% of the savings below the $ 3,500,000 derived from prosecution of the First Union Causes of Action shall be deposited into the Unsecured Creditor Trust.

         The note will be secured by a secondary priority blanket lien on all the assets of NWCB, MBC and I & J and will bear interest at 9% per annum payable quarterly in arrears (provided that should the Note be secured by a first lien on the assets of Bagel Brothers, then the interest rate shall be 6% per annum). Principal will be due and payable quarterly in installments of $687,500 commencing 15 months after the effective date.

         Total filed general unsecured claims as of the Bar Date were $196,560,555. Of that amount, the debtors intend to challenge claims totaling approximately $185,000,000, or more than 90% in amount (but not in number).
There can be no assurance that the Debtor will be successful in these challenges. The debtors believe that general unsecured claims will be allowed in a range of approximately $14,000,000 to $20,000,000. Assuming full payment of the note at its original face amount and liquidation of the NWCB Stock for an amount not less than $2,250,000, recoveries to general unsecured creditors under the Plan should range from approximately 85% to 55%, depending upon the total amount of unsecured claims which are allowed.

         Inherent in a successful plan of reorganization is a capital structure which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the reorganized Company. Under the Bankruptcy Code, the rights of and ultimate payment to prepetition creditors may be substantially altered and, as to some classes, eliminated. At this time, if the Plan is not confirmed or does not become effective, the Company cannot predict the outcome of the Chapter 11 filing, in general, or its affect on the future business of the Company or on the ultimate interests of creditors or shareholders.

         The Company's net increase in cash and cash equivalents for the nine months ended September 30, 1998 amounted to $942,816.

         Net cash provided by operating activities amounted to $1,705,312 for the nine months ended September 30, 1998. It is primarily comprised of the net loss for the period $1,406,986 offset by non-cash charges for depreciation and amortization, $1,240,994, the provision for reorganization expenses in excess of payments, $251,805, and the net change in other operating assets and liabilities, $1,619,499.

         Net cash provided by investing activities amounted to $991,844 and consisted primarily of repayment of a note receivable from a related party.

         Net cash used in financing activities amounted to $1,754,340 and consisted primarily of repayments under the Company's various loan agreements and the repayment of obligations incurred under capital leases.

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

IMPACT OF YEAR 2000

         The year 2000 issue is the result of computer programs having been written using two digits rather than four to define the applicable year resulting in time-sensitive software recognizing a date using "00"as the year 1900 rather than the year 2000. Such a programming problem would result in miscalculations and the disruption of normal business transactions and activities. The Company has contacted its licensors of software and has received assurances that the software being used has been modified to avoid the year 2000 issues. The Company has determined it has no material exposure to the year 2000.

         In addition the Company has queried its significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Compnay is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

                           PART II - OTHER INFORMATION



ITEM 5-  OTHER INFORMATION.

         None


ITEM 6-  EXHIBITS & REPORTS ON FORM 8-K.

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MANHATTAN BAGEL COMPANY, INC.




Dated:    November 14, 1998              By: s/n Jack Grumet
                                             --------------------------
                                         Jack Grumet
                                         Chairman of the Board and
                                         Chief Executive Officer



Dated:    November 14, 1998              By: s/n James J. O'Connor
                                             --------------------------
                                         James J. O'Connor
                                         Chief Financial Officer